Form 10-Q
period 2002-06-30
BLOCK COMMUNICATIONS INC
filed 2002-09-19
CIK 1177238

                              UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
            ______ TO_______.


COMMISSION FILE NUMBER       333-96619
                       ----------------------


                           BLOCK COMMUNICATIONS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)



              OHIO                                           34-4374555
   --------------------------                        --------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)


                   541 N. SUPERIOR STREET, TOLEDO, OHIO 43660

                               ------------------
                    (Address of principal executive offices)
                                   (Zip code)


                                 (419) 724-6257

                           --------------------------
              (Registrant's telephone number, including area code)


          541 N. SUPERIOR STREET, P.O. BOX 921, TOLEDO, OHIO 43697-0921

                               ------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


VOTING COMMON STOCK , (PAR VALUE $.10)           NON-VOTING COMMON STOCK, (PAR VALUE $.10)
      --------------------------                        --------------------------
29,400 SHARES AS OF SEPTEMBER 18, 2002            427,786 SHARES AS OF SEPTEMBER 18, 2002

                                TABLE OF CONTENTS
                                -----------------


PART I. FINANCIAL INFORMATION
     Financial Statements
         CONDENSED CONSOLIDATED BALANCE SHEETS
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Management's Discussion and Analysis of Financial Condition and Results of
       Operations
PART II. OTHER INFORMATION
     Exhibits and reports on Form 8-K
SIGNATURES
Certification of the Managing Director
Certification of the Chief Financial Officer

PART I. FINANCIAL INFORMATION
        FINANCIAL STATEMENTS

                  BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           JUNE 30        DECEMBER 31
                                                            2002             2001
                                                       --------------------------------
                                                         (UNAUDITED)       (NOTE 1)



ASSETS
Current assets:
   Cash and cash equivalents                             $ 30,898,988   $  5,882,732
   Receivables, less allowances for doubtful accounts
     and discounts of $5,081,970 and $4,861,094,
     respectively                                          39,681,701     44,225,634
   Recoverable income taxes                                 6,598,520      4,483,300
   Inventories                                              4,397,360      5,548,784
   Prepaid expenses                                         2,783,579      3,703,756
   Broadcast rights                                         5,891,948      6,083,782
   Deferred income taxes                                    6,657,350      9,803,800
                                                       --------------------------------
Total current assets                                       96,909,446     79,731,788

Property, plant and equipment:
   Land and land improvements                              12,221,476     12,194,446
   Buildings and leasehold improvements                    41,492,228     41,186,933
   Machinery and equipment                                211,086,997    209,196,143
   Cable television distribution systems and equipment    186,662,257    187,804,505
   Security alarm and video systems installation costs      6,261,796      5,923,280
   Construction in progress                                14,298,479     11,495,916
                                                       --------------------------------
                                                          472,023,233    467,801,223
   Less allowances for depreciation and amortization      216,568,020    204,605,517
                                                       --------------------------------
                                                          255,455,213    263,195,706

Other assets:
   Goodwill                                                53,748,696     52,461,687
   Other intangibles, net of accumulated amortization      37,574,340     31,451,414
   Deferred income taxes                                    9,732,067     12,946,900
   Prepaid pension costs                                   11,952,049     11,145,446
   Cash value of life insurance, net of policy loans
     of $12,735,560                                        11,150,307     10,691,105
   Pension intangibles                                      7,230,030      7,230,030
   Broadcast rights, less current portion                   3,422,892      6,217,880
   Deferred financing costs                                12,332,848      5,676,725
   Other                                                    3,064,764      3,138,246
                                                       --------------------------------
                                                          150,207,993    140,959,433

                                                       --------------------------------
                                                         $502,572,652   $483,886,927
                                                       ================================

PART I. FINANCIAL INFORMATION
        FINANCIAL STATEMENTS


                                                     JUNE 30          DECEMBER 31
                                                      2002               2001
                                                  ------------------------------
                                                   (UNAUDITED)         (NOTE 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $  11,036,595    $  12,355,122
   Salaries, wages and payroll taxes                 14,132,895       16,321,468
   Workers' compensation and medical reserves         9,403,124        9,184,074
   Other accrued liabilities                         30,828,872       32,279,367
   Current maturities of long-term debt               1,261,760        9,908,334
                                                  ------------------------------
Total current liabilities                            66,663,246       80,048,365

Long-term debt, less current maturities             252,503,855      227,355,513

Other long-term obligations                         127,542,241      126,635,551

Minority interest                                    12,351,519       12,264,398

Stockholders' equity:
   5% Non-cumulative, non-voting Class A Stock,
      par value $100 a share (entitled in
      liquidation to $100 per share in priority
      over Common Stock)-- 15,680 shares
      authorized; 12,620 shares issued
      and outstanding                                 1,262,000        1,262,000
Common Stock, par value $.10 a share:
   Voting Common Stock--29,400 shares
     authorized, issued and outstanding                   2,940            2,940
   Non-voting Common Stock--588,000 shares
     authorized; 427,786 shares issued
     and outstanding                                     42,779           42,779
Accumulated other comprehensive loss                 (4,499,520)      (4,725,589)
Additional paid-in capital                              771,274          771,274
Retained earnings                                    45,932,318       40,229,696
                                                  ------------------------------
                                                     43,511,791       37,583,100





                                                  ------------------------------
                                                  $ 502,572,652    $ 483,886,927
                                                  ==============================


See accompanying notes.

PART I. FINANCIAL INFORMATION
        FINANCIAL STATEMENTS

                   BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30                           JUNE 30
                                                       2002             2001             2002             2001
                                                 ------------------------------    ------------------------------
Revenue:
   Publishing                                    $  64,646,626    $  67,859,634    $ 126,209,428    $ 129,714,071
   Cable                                            25,240,422       22,237,089       50,337,257       43,384,995
   Broadcasting                                      9,686,810        8,865,495       18,687,463       17,592,705
   Other Communications                              6,652,448        6,381,326       13,005,192       11,530,016
                                                 ------------------------------    ------------------------------
                                                   106,226,306      105,343,544      208,239,340      202,221,787

Expense:
   Publishing                                       61,227,791       65,295,840      122,747,104      130,783,321
   Cable                                            22,392,149       18,641,371       45,206,105       37,085,564
   Broadcasting                                      8,954,146        9,421,843       18,009,185       18,601,069
   Other Communications                              6,635,577        7,181,472       12,879,314       13,537,085
   Corporate general and administrative                505,795          600,224        1,457,075          950,259
                                                 ------------------------------    ------------------------------
                                                    99,715,458      101,140,750      200,298,783      200,957,298
                                                 ------------------------------    ------------------------------
Operating income                                     6,510,848        4,202,794        7,940,557        1,264,489

Nonoperating income (expense):
   Interest expense                                 (5,894,078)      (4,746,827)     (10,642,227)      (9,422,453)
   Gain on disposition of Monroe
    Cablevision                                           --               --         21,600,189             --
   Loss on early extinguishment of debt             (8,989,786)            --         (8,989,786)            --
   Change in fair value of interest rate swaps      (1,183,769)         674,797          278,057         (905,023)
   Interest income                                      22,116           22,462           30,947           28,582
                                                 ------------------------------    ------------------------------
                                                   (16,045,517)      (4,049,568)       2,277,180      (10,298,894)
                                                 ------------------------------    ------------------------------
Income (loss) before income taxes
   and minority interest                            (9,534,669)         153,226       10,217,737       (9,034,405)

Provision (credit) for income taxes:
   Federal:
     Current                                        (3,369,542)        (242,001)        (176,926)      (1,423,916)
     Deferred                                          239,699         (157,967)       3,500,000       (1,452,682)
                                                 ------------------------------    ------------------------------
                                                    (3,129,843)        (399,968)       3,323,074       (2,876,598)
   State and local                                     413,724          405,498          753,339          280,299
                                                 ------------------------------    ------------------------------
                                                    (2,716,119)           5,530        4,076,413       (2,596,299)
                                                 ------------------------------    ------------------------------
Income (loss) before minority interest              (6,818,550)         147,696        6,141,324       (6,438,106)
Minority interest                                      (79,947)         (13,220)         (87,121)          40,438
                                                 ------------------------------    ------------------------------
Net income (loss)                                $  (6,898,497)   $     134,476    $   6,054,203    $  (6,397,668)
                                                 ==============================    ==============================



See accompanying notes.

PART I. FINANCIAL INFORMATION
        FINANCIAL STATEMENTS

                   BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                    Common Stock
                                                        -------------------------------------
                                        Class A Stock        Voting             Non-Voting
                                     ---------------------------------------------------------
                                     Shares    Amount    Shares     Amount   Shares   Amount
                                     -------------------------------------------------------------
Balance at January 1, 2002           12,620   $1,262,000  29,400     $2,940  427,786  $ 42,779

  Net income

  Amortization of fair value of
    interest rate swaps at
    January 1, 2001 (net of deferred
    taxes of $127,250)

  Total comprehensive income

  Cash dividends declared:
    Class A stock - $2.50 per share
    Common Stock:
      Voting - $0.70 per share
      Non-voting - $0.70 per share


                                     ---------------------------------------------------------
Balances at June 30, 2002            12,620   $1,262,000  29,400     $2,940  427,786  $ 42,779
                                     =========================================================

Balance at January 1, 2001           12,620   $1,262,000  29,400     $2,940  430,123  $ 43,012

  Net loss

  Fair value of interest rate
    swaps at January 1, 2001,
    less accumulated amortization
    of $353,319 (net of deferred
    taxes of $630,750)

  Total comprehensive loss

  Cash dividends declared:
    Class A stock - $2.50 per share
    Common Stock:
      Voting - $0.70 per share
      Non-voting - $0.70 per share


                                     ---------------------------------------------------------
Balances at June 30, 2001            12,620   $1,262,000  29,400     $2,940  430,123  $ 43,012
                                     =========================================================


                                   Accumulated
                                     Other         Additional
                                   Comprehensive     Paid-in          Retained
                                      Loss           Capital          Earnings      Total
                                   ------------------------------------------------------------------
Balance at January 1, 2002           $(4,725,589)    $771,274        $40,229,696    $37,583,100

  Net income                                                           6,054,203      6,054,203

  Amortization of fair value of
    interest rate swaps at
    January 1, 2001 (net of deferred
    taxes of $127,250)                   226,069                                        226,069
                                                                                    -----------
  Total comprehensive income                                                          6,280,272

  Cash dividends declared:
    Class A stock - $2.50 per share                                      (31,550)       (31,550)
    Common Stock:
      Voting - $0.70 per share                                            20,550         20,580
      Non-voting - $0.70 per share                                      (299,451)      (299,451)
                                                                      --------------------------
                                                                        (351,581)      (351,581)
                                   -------------------------------------------------------------
Balances at June 30, 2002            $(4,499,520)    $771,274        $45,932,318    $43,511,791
                                   =============================================================

Balance at January 1, 2001           $  (521,942)    $771,274        $59,832,216    $61,389,500

  Net loss                                                            (6,397,668)    (6,397,668)

  Fair value of interest rate
    swaps at January 1, 2001
    less accumulated amortization
    of $353,319 (net of deferred
    taxes of $630,750)                 (1,122,054)                                   (1,122,054)
                                                                                    -----------
  Total comprehensive loss                                                           (7,519,722)

  Cash dividends declared:
    Class A stock - $2.50 per share                                      (31,550)       (31,550)
    Common Stock:
      Voting - $0.70 per share                                            20,580        (20,580)
      Non-voting - $0.70 per share                                      (301,086)      (301,086)
                                                                      --------------------------
                                                                        (353,216)      (353,216)
                                   -------------------------------------------------------------
Balances at June 30, 2001            $(1,643,996)    $771,274        $53,081,332    $53,516,562
                                   =============================================================

See accompanying notes.

PART I. FINANCIAL INFORMATION
        FINANCIAL STATEMENTS

BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                               JUNE 30
                                                                         2002            2001
                                                                  ------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                  $   6,054,203   $  (6,397,668)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
       Depreciation                                                   22,277,829      19,792,377
       Amortization of intangibles and deferred charges                1,293,452       1,895,479
       Amortization of broadcast rights                                3,322,689       3,052,523
       Payments for broadcast rights                                  (2,531,544)     (2,792,012)
       Gain on sale of Monroe Cablevision                            (21,600,189)            -
       Deferred income taxes (credit)                                  3,500,000      (1,452,682)
       Provision for bad debts                                           986,654       1,352,286
       Minority interest                                                  87,121         (40,438)
       Change in fair value of interest rate swaps                      (278,057)        905,023
       Loss on disposal of property and equipment                        402,814          36,610
       Write off of deferred charges related to extinguished debt      2,697,784             -
       Changes in operating assets and liabilities:
          Receivables                                                  3,525,876       7,526,859
          Inventories                                                  1,108,986       3,108,591
          Prepaid expenses                                               783,574         148,896
          Accounts payable                                            (1,325,934)     (6,787,474)
          Salaries, wages, payroll taxes and other accrued
             liabilities                                              (2,365,385)     (5,270,441)
          Other assets                                                    60,592      (3,109,636)
          Postretirement benefits and other long-term
             obligations                                               3,577,513       2,565,383
                                                                  ------------------------------
Net cash provided by operating activities                             21,577,978      14,533,676

INVESTING ACTIVITIES
Additions to property, plant and equipment                           (12,647,899)    (37,602,454)
Change in cash value of life insurance                                  (459,201)      6,882,307
Payments for acquisitions                                                    -          (990,000)
Proceeds from sale of Monroe Cablevision                              12,059,115             -
Proceeds from disposal of property and equipment                          40,617          13,218
                                                                  ------------------------------
Net cash used in investing activities                                 (1,007,368)    (31,696,929)

FINANCING ACTIVITIES
Issuance of subordinated notes                                       175,000,000             -
Borrowings under new term loan agreement                              75,000,000             -
Payments on senior notes                                             (67,499,000)     (6,500,000)
Payments on previous term loan                                       (75,000,000)            -
Borrowings (payments) on long term revolver                          (92,500,000)     30,000,000
Net payments on short term revolver                                          -        (2,620,229)
Financing costs deferred                                             (10,000,968)            -
Cash dividends paid                                                     (351,581)       (353,216)
Payments on notes payable and capital leases                            (202,805)       (159,925)
                                                                  ------------------------------
Net cash provided by financing activities                              4,445,646      20,366,630
                                                                  ------------------------------

Increase in cash and cash equivalents                                 25,016,256       3,203,377
Cash and cash equivalents at beginning of period                       5,882,732       4,212,970
                                                                  ------------------------------
Cash and cash equivalents at end of period                         $  30,898,988   $   7,416,347
                                                                  ==============================

Non-cash borrowings under capital lease                            $     903,798   $           -
                                                                  ==============================

See accompanying notes.

PART I. FINANCIAL INFORMATION
        FINANCIAL STATEMENTS

                           BLOCK COMMUNICATIONS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 2002

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Block Communications, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the annual consolidated financial statements and footnotes thereto.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

New Accounting Standards

Effective January 1, 2001, the Company adopted Statement of the Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement Nos. 137 and 138, (collectively, SFAS No. 133), which requires the Company to record all derivatives on the balance sheet at fair value. At June 30, 2002, the Company participates in six interest-rate swap contracts. One of these contracts is accounted for as a fair value hedge and therefore changes in the fair value of the derivative have no impact on the Company's results of operations. The remaining contracts either do not qualify for hedge accounting or the Company has not elected to implement hedge accounting. Accordingly, a non-cash derivative valuation gain (loss) of $278,057 and $(905,023) has been recognized during the six-month periods ended June 30, 2002 and 2001, respectively.

Effective January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Purchased goodwill and indefinite lived intangible assets are no longer amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. During the six month period ended June 30, 2001, the Company recognized $1,674,070 of amortization expense related to goodwill and indefinite-lived intangibles, resulting in a net loss of $4,723,598 when adjusted for the non-amortization provisions of SFAS No. 142. The Company has completed the initial impairment testing required by SFAS No. 142. No impairment charges have been recognized based on the results of this testing.

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. The adoption of this standard has had no effect on the Company's consolidated results of operations or financial position for the six months ended June 30, 2002.

In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued and requires a gain or loss related to the extinguishment of debt to no longer be recorded as extraordinary item. The Company has elected early adoption as encouraged by SFAS No. 145, which would not otherwise require adoption until fiscal year 2003. As a result, losses on extinguishment of debt totaling $9.0 million are included in income from continuing operations at June 30, 2002.

In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued and applies to fiscal years beginning after December 31, 2002. The pronouncement requires certain costs associated with a restructuring, discontinued operation or plant closing to be recognized as incurred rather than at the date of commitment to an exit or disposal plan. The Company does not expect the adoption of this standard to significantly impact its financial position or results of operations.

PART I. FINANCIAL INFORMATION
        FINANCIAL STATEMENTS

NOTE 2--ACQUISITION

Effective March 29, 2002, the Company consummated an asset exchange agreement with Comcast Corporation which resulted in an exchange of 100% of the assets of Monroe Cablevision for 100% of the assets of Comcast's Bedford, Michigan operations and $12.1 million cash. The Company recorded a $21.6 million gain on the disposition of Monroe Cablevision resulting from the difference in fair value versus the net book value of assets exchanged. For tax reporting, the transaction has been treated as a like kind exchange and the amount of the gain in excess of the cash received has been deferred. The operations of Monroe Cablevision are included in the Company's financial statements through March 28, 2002.

The net assets of the acquired Bedford system have been recorded at their fair value and relate primarily to the cable distribution system and intangibles. The operations of the Bedford system have been included in the Company's financial statements since March 29, 2002.

NOTE 3--LONG-TERM DEBT

In April 2002, the Company issued $175 million of 9 1/4% senior subordinated notes, the proceeds of which where used to pay off the existing senior term loan and senior notes and a portion of the balance outstanding under the revolving credit agreement. The subordinated notes mature April 15, 2009. On May 15, 2002 the company refinanced the remainder of its senior credit facilities. The new senior credit facilities include a $40 million delayed draw term loan A, a $75 million term loan B, and an $85 million revolver. Term loan A matures May 2009, however the availability is reduced if required withdrawals are not made ($20 million by June 2003 and $20 million by December 2003). Term loan B matures November 2009. The term loan A and revolving credit agreements provide for scheduled reductions beginning September 2004, with a final maturity date of May 2009. Only the availability under term loan B was drawn at the date of the refinance.

In conjunction with the refinancing, the Company has recognized a second quarter loss of $9.0 million consisting of premiums paid to the existing noteholders and unamortized deferred financing costs relating to the refinanced debt. As noted above, this amount is included in income from continuing operations as the Company has elected early adoption of SFAS No. 145.

During the second quarter, the company has entered into three additional swap contracts related to the new debt and existing swaps. One of these is a cancelable swap that effectively converts a portion of the Company's fixed rate subordinated notes to a variable rate based on LIBOR. This contract has been accounted for as a fair value hedge, resulting in the recognition of a swap asset with an offsetting adjustment to the carrying value of the underlying debt. The table below details the amounts recognized as long-term debt:


                                                    JUNE 30,    DECEMBER 31,
                                                      2002          2001
                                                  --------------------------
     Subordinated notes                           $175,000,000  $          -
     Senior term loan                               75,000,000    75,000,000
     Long-term revolver                                      -    92,500,000
     Senior notes payable                                    -    67,499,000
     Capital leases                                  2,965,840     2,264,847
     Fair value adjustment of subordinated notes       799,775             -
                                                  --------------------------
                                                   253,765,615   237,263,847
     Current maturities                              1,261,760     9,908,334
                                                  --------------------------
                                                  $252,503,855  $227,355,513
                                                  ==========================

PART I. FINANCIAL INFORMATION
        FINANCIAL STATEMENTS

NOTE 4--OTHER LONG-TERM OBLIGATIONS

Other long-term obligations consist of the following:

                                                  JUNE 30,      DECEMBER 31,
                                                   2002            2001
                                              -------------------------------
     Other postretirement benefits             $ 81,996,601    $ 80,824,000
     Pension liabilities                         18,780,881      17,412,753
     Deferred compensation obligations           14,633,445      13,594,736
     Interest rate swap liability                 5,308,380       6,739,531
     Broadcast rights payable                     4,623,696       6,446,520
     Other                                        2,199,238       1,618,011
                                              -------------------------------
                                               $127,542,241    $126,635,551
                                              ===============================



NOTE 5--BUSINESS SEGMENT INFORMATION

The Company has three reportable segments--publishing, cable and broadcasting. The publishing segment operates two daily newspapers located in Ohio and Pennsylvania. The cable segment includes two cablevision companies located in Ohio. The broadcasting segment has five television stations located in Idaho, Illinois, Indiana, Kentucky, and Ohio. The "Other" category includes non-reportable segments and corporate items. The non-reportable segments provide services such as telephony, security systems and monitoring, cable plant construction and distributed advertising services. The following table presents certain financial information for the three reportable segments and the other category.

PART I. FINANCIAL INFORMATION
        FINANCIAL STATEMENTS


NOTE 5--BUSINESS SEGMENT INFORMATION (CONTINUED)

                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                JUNE 30                          JUNE 30
                                    ------------------------------    ------------------------------
                                         2002             2001             2002            2001
                                    -------------    -------------    -------------    -------------
Revenues:
     Publishing                     $  65,589,540    $  69,079,425    $ 127,842,873    $ 132,611,102
     Intersegment                         942,914        1,219,791        1,633,445        2,897,031
                                    -------------    -------------    -------------    -------------
     External Publishing               64,646,626       67,859,634      126,209,428      129,714,071

     Cable                             25,274,544       22,442,889       50,371,379       43,796,195
     Intersegment                          34,122          205,800           34,122          411,200
                                    -------------    -------------    -------------    -------------
     External Cable                    25,240,422       22,237,089       50,337,257       43,384,995

     Broadcasting                       9,686,810        8,865,495       18,687,463       17,592,705
     Other                              6,652,448        6,381,326       13,005,192       11,530,016
                                    -------------    -------------    -------------    -------------
                                      106,226,306      105,343,544      208,239,340      202,221,787

Operating income (loss):
     Publishing                         4,288,526        3,294,326        4,978,881          850,122
     Intersegment                         869,691          730,532        1,516,557        1,919,372
                                    -------------    -------------    -------------    -------------
     Net Publishing                     3,418,835        2,563,794        3,462,324       (1,069,250)

     Cable                              1,935,356        2,772,341        3,536,846        4,340,524
     Intersegment                        (912,917)        (823,377)      (1,594,306)      (1,958,907)
                                    -------------    -------------    -------------    -------------
     Net Cable                          2,848,273        3,595,718        5,131,152        6,299,431

     Broadcasting                         732,664         (556,348)         678,278       (1,008,364)
     Corporate expenses                  (505,795)        (600,224)      (1,457,075)        (950,259)
     Other                                 16,871         (800,146)         125,878       (2,007,069)
                                    -------------    -------------    -------------    -------------
                                        6,510,848        4,202,794        7,940,557        1,264,489

Nonoperating income (expense)         (16,045,517)      (4,049,568)       2,277,180      (10,298,894)
                                    -------------    -------------    -------------    -------------
Income (loss) before income taxes
     and minority interest          $  (9,534,669)   $     153,226    $  10,217,737    $  (9,034,405)
                                    =============    =============    =============    =============



NOTE 6--SUPPLEMENTAL GUARANTOR INFORMATION

The new credit facilities referred to in Note 3 to these financial statements are guaranteed jointly and severally by all of the Company's wholly owned subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. WAND (TV) Partnership, a partially owned subsidiary of the Company, is not a guarantor of the credit facilities.

Supplemental consolidating financial information of the Company, specifically including such information for the Guarantors, is presented below. Financial information for the Parent Company includes both the Holding Company and its one division, The Toledo Blade Company. Investments in subsidiaries are presented using the cost method of accounting and eliminated. Separate financial statements of the Guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of assets held and the operations of the combined groups.

PART I. FINANCIAL INFORMATION
        FINANCIAL STATEMENTS

NOTE 6--SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)


                                           CONSOLIDATING CONDENSED BALANCE SHEET
                                                       JUNE 30, 2002
                                                       Unconsolidated
                                        ---------------------------------------------
                                           Parent        Guarantor      Non-Guarantor
                                          Company       Subsidiaries     Subsidiary      Eliminations     Consolidated
                                        -------------------------------------------------------------------------------
ASSETS:
Current assets                          $  52,182,457   $  41,387,970   $   3,294,743    $      44,276    $  96,909,446

Property, plant and equipment, net         28,139,463     220,829,273       6,003,841          482,636      255,455,213
Intangibles, net                            4,562,448      58,493,141      28,068,958          198,489       91,323,036
Cash value of life insurance, net          10,940,929         209,378               -                -       11,150,307
Prepaid pension costs                       1,635,204      10,316,845               -                -       11,952,049
Pension intangibles                           645,495       6,584,535               -                -        7,230,030
Investments in subsidiaries               191,066,136               -               -     (191,066,136)               -
Other                                       8,429,018      20,123,553               -                -       28,552,571
                                        -------------------------------------------------------------------------------
                                        $ 297,601,150   $ 357,944,695   $  37,367,542    $(190,340,735)   $ 502,572,652
                                        ===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities                     $  15,158,335   $  50,876,182   $     668,788    $     (40,059)   $  66,663,246
Long-term debt                            252,503,855               -               -                -      252,503,855
Other long-term obligations                17,315,182     226,744,186          35,467     (116,552,594)     127,542,241
Minority interest                                   -               -               -       12,351,519       12,351,519
Stockholders' equity                       12,623,778      80,324,327      36,663,287      (86,099,601)      43,511,791
                                        -------------------------------------------------------------------------------
                                        $ 297,601,150   $ 357,944,695   $  37,367,542    $(190,340,735)   $ 502,572,652
                                        ===============================================================================

PART I. FINANCIAL INFORMATION
        FINANCIAL STATEMENTS

NOTE 6--SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                                            CONSOLIDATING CONDENSED BALANCE SHEET
                                                       DECEMBER 31, 2001
                                                        Unconsolidated
                                        ------------------------------------------------
                                            Parent         Guarantor      Non-Guarantor
                                            Company       Subsidiaries     Subsidiary      Eliminations     Consolidated
                                        -------------------------------------------------------------------------------
ASSETS:
Current assets                          $  15,717,915   $  55,969,309   $   4,138,933    $   3,905,631    $  79,731,788
Property, plant and equipment, net         28,992,144     228,208,431       5,962,544           32,587      263,195,706
Intangibles, net                            4,784,698      50,860,955      28,068,959          198,489       83,913,101
Cash value of life insurance, net          10,486,057         205,048               -                -       10,691,105

Prepaid pension costs                       1,852,686       9,276,267               -           16,493       11,145,446
Pension intangibles                           645,495       6,584,535               -                -        7,230,030
Investments in subsidiaries               211,745,229               -               -     (211,745,229)               -

Other                                      10,366,210      17,627,480           2,554          (16,493)      27,979,751
                                        -------------------------------------------------------------------------------
                                        $ 248,590,434   $ 368,732,025   $  38,172,990    $(207,608,522)   $ 483,886,927
                                        ===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities                     $  24,017,694   $  50,444,551   $   1,773,706    $   3,812,414    $  80,048,365
Long-term debt                            227,355,513               -               -                -      227,355,513
Other long-term obligations                21,238,306     242,620,050               -     (137,222,805)     126,635,551
Minority interest                                   -               -               -       12,264,398       12,264,398
Stockholders' equity                       11,978,921      75,667,424      36,399,284      (86,462,529)      37,583,100
                                        -------------------------------------------------------------------------------
                                        $ 284,590,434   $ 368,732,025   $  38,172,990    $(207,608,522)   $ 483,886,927
                                        ===============================================================================

PART I. FINANCIAL INFORMATION
        FINANCIAL STATEMENTS

NOTE 6--SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                                         CONSOLIDATING CONDENSED STATEMENT OF INCOME
                                                THREE MONTHS ENDED JUNE 30, 2002
                                                        Unconsolidated
                                        -----------------------------------------------
                                            Parent         Guarantor      Non-Guarantor
                                            Company       Subsidiaries     Subsidiary      Eliminations     Consolidated
                                        --------------------------------------------------------------------------------

Revenue                                  $  21,037,089    $  85,941,322   $   1,751,366   $  (2,503,471)   $ 106,226,306

Expenses                                    20,208,285       80,443,365       1,659,828      (2,596,020)      99,715,458
                                        --------------------------------------------------------------------------------
Operating income                               828,804        5,497,957          91,583          92,549        6,510,848
Nonoperating income (expense)              (16,051,073)           2,288           3,268               -      (16,045,517)
                                        --------------------------------------------------------------------------------
Income (loss) before income taxes
     and minority interest                 (15,222,269)       5,500,245          94,806          92,549       (9,534,669)
Provision (credit) for income taxes         (5,243,320)       2,527,201               -               -       (2,716,119)
                                        --------------------------------------------------------------------------------
Income (loss) before minority interest      (9,978,949)       2,973,044          94,806          92,549       (6,818,550)
Minority interest                                    -                -               -         (79,947)         (79,947)
                                        --------------------------------------------------------------------------------
Net income (loss)                        $  (9,978,949)   $   2,973,044   $      94,806   $      12,602    $  (6,898,497)
                                        ================================================================================


                                          CONSOLIDATING CONDENSED STATEMENT OF INCOME
                                               THREE MONTHS ENDED JUNE 30, 2001
                                                        Unconsolidated
                                        ------------------------------------------------
                                            Parent         Guarantor      Non-Guarantor
                                            Company       Subsidiaries     Subsidiary      Eliminations     Consolidated
                                        ---------------------------------------------------------------------------------
Revenue                                  $  22,784,263    $  84,637,880    $   1,720,254   $  (3,798,853)   $ 105,343,544
Expenses                                    21,438,282       81,523,903        1,695,886      (3,517,321)     101,140,750
                                        ---------------------------------------------------------------------------------
Operating income (loss)                      1,345,981        3,113,977           24,368        (281,532)       4,202,794
Nonoperating income (expense)               (4,071,272)           6,012           15,692               -       (4,049,568)
                                        ---------------------------------------------------------------------------------
Income (loss) before income taxes
     and minority interest                  (2,725,291)       3,119,989           40,060        (281,532)         153,226
Provision (credit) for income taxes            560,535         (555,005)               -               -            5,530
                                        ---------------------------------------------------------------------------------
Income (loss) before minority interest      (3,285,826)       3,674,994           40,060        (281,532)         147,696
Minority interest                                    -                -                -         (13,220)         (13,220)
                                        ---------------------------------------------------------------------------------
Net income (loss)                        $  (3,285,826)   $   3,674,994    $      40,060   $    (294,752)   $     134,476
                                        =================================================================================

PART I. FINANCIAL INFORMATION
        FINANCIAL STATEMENTS

NOTE 6--SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)


                                    CONSOLIDATING CONDENSED STATEMENT OF INCOME
                                          SIX MONTHS ENDED JUNE 30, 2002
                                                    Unconsolidated
                                 -------------------------------------------------
                                       Parent         Guarantor     Non-Guarantor
                                       Company      Subsidiaries      Subsidiary     Eliminations    Consolidated
                                 ---------------------------------------------------------------------------------

Revenue                            $  40,106,115    $ 169,216,689   $   3,564,164   $  (4,647,628)   $ 208,239,340

Expenses                              41,065,813      161,023,211       3,307,436      (5,097,677)     200,298,783
                                 ---------------------------------------------------------------------------------
Operating income (loss)                 (959,698)       8,193,478         256,728         450,049        7,940,557
Nonoperating income                    2,265,409            4,496           7,275               -        2,277,180
                                 ---------------------------------------------------------------------------------
Income before income taxes
     and minority interest             1,305,711        8,197,974         264,003         450,049       10,217,737
Provision for income taxes               535,342        3,541,071               -               -        4,076,413
                                 ---------------------------------------------------------------------------------
Income  before minority interest         770,369        4,656,903         264,003         450,049        6,141,324
Minority interest                              -                -               -         (87,121)         (87,121)
                                 ---------------------------------------------------------------------------------
Net income                         $     770,369    $   4,656,903   $     264,003   $     362,928    $   6,054,203
                                 =================================================================================


                                          CONSOLIDATING CONDENSED STATEMENT OF INCOME
                                                SIX MONTHS ENDED JUNE 30, 2001
                                                        Unconsolidated
                                        -----------------------------------------------
                                            Parent         Guarantor      Non-Guarantor
                                            Company       Subsidiaries     Subsidiary      Eliminations     Consolidated
                                        ---------------------------------------------------------------------------------

Revenue                                  $  43,455,300    $ 163,136,055   $   3,302,136    $  (7,671,704)   $ 202,221,787
Expenses                                    43,105,742      161,819,917       3,440,367       (7,408,728)     200,957,298
                                        ---------------------------------------------------------------------------------
Operating income (loss)                        349,558        1,316,138        (138,231)        (262,976)       1,264,489
Nonoperating income (expense)              (10,319,541)           4,955          15,692                -      (10,298,894)
                                        ---------------------------------------------------------------------------------
Income (loss) before income taxes
     and minority interest                  (9,969,983)       1,321,093        (122,539)        (262,976)      (9,034,405)
Provision (credit) for income taxes         (2,710,209)         113,910               -                -       (2,596,299)
                                        ---------------------------------------------------------------------------------
Income (loss) before minority interest      (7,259,774)       1,207,183        (122,539)        (262,976)      (6,438,106)
Minority interest                                    -                -               -           40,438           40,438
                                        ---------------------------------------------------------------------------------
Net income (loss)                        $  (7,259,774)   $   1,207,183   $    (122,539)   $    (222,538)   $  (6,397,668)
                                        =================================================================================

PART I. FINANCIAL INFORMATION
        FINANCIAL STATEMENTS

NOTE 6--SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                                               CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                                       SIX MONTHS ENDED JUNE 30, 2002

                                                              Unconsolidated
                                              --------------------------------------------------
                                                Parent          Guarantor          Non-Guarantor
                                                Company        Subsidiaries         Subsidiary      Eliminations   Consolidated
                                              ---------------------------------------------------------------------------------

Net cash provided by (used in) operating
     activities                               $ (16,311,823)   $  38,260,888    $    (818,180)   $     447,093    $  21,577,978

Additions to property, plant and equipment         (352,297)     (11,312,302)        (545,089)        (438,211)     (12,647,899)
Other investing activities                       11,638,263            2,268                -                -       11,640,531
                                              ---------------------------------------------------------------------------------
Net cash provided by (used in) investing
     activities                                  11,285,966      (11,310,034)        (545,089)        (438,211)      (1,007,368)

Issuance of subordinated notes                  175,000,000                -                -                -      175,000,000
Borrowings on term loan                          75,000,000                -                -                -       75,000,000
Payments on long-term debt                     (234,999,000)               -                -                -     (234,999,000)
Other financing activity                         16,277,839      (26,824,311)               -           (8,882)     (10,555,354)
                                              ---------------------------------------------------------------------------------
Net cash provided by (used in) financing
     activities                                  31,278,839      (26,824,311)               -           (8,882)       4,445,646
                                              ---------------------------------------------------------------------------------

Increase (decrease) in cash and equivalents      26,252,982          126,543       (1,363,269)               -       25,016,256
Cash and equivalents at beginning of period       3,186,078          (64,937)       2,761,591                -        5,882,732

                                              ---------------------------------------------------------------------------------
Cash and equivalents at end of period         $  29,439,060    $      61,606    $   1,398,322    $           -    $  30,898,988
                                              =================================================================================

PART I. FINANCIAL INFORMATION
        FINANCIAL STATEMENTS

NOTE 6--SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                                              CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                                     SIX MONTHS ENDED JUNE 30, 2001

                                                             Unconsolidated
                                              -----------------------------------------------
                                                  Parent       Guarantor     Non-Guarantor
                                                  Company     Subsidiaries      Subsidiary   Eliminations    Consolidated
                                              ----------------------------------------------------------------------------
Net cash provided by (used in) operating
     activities                               $ (5,424,679)   $ 17,634,121    $  2,061,258    $    262,976    $ 14,533,676

Additions to property, plant and equipment      (2,027,420)    (35,269,121)        (42,937)       (262,976)    (37,602,454)

Other investing activities                       5,864,048          41,477               -               -       5,905,525
                                              ----------------------------------------------------------------------------

Net cash provided by (used in) investing
     activities                                  3,836,628     (35,227,644)        (42,937)       (262,976)    (31,696,929)

Payments on long-term debt                      (6,500,000)              -               -               -      (6,500,000)
Borrowings on long-term revolver                30,000,000               -               -               -      30,000,000
Other financing activity                       (20,285,293)     17,151,923               -               -      (3,133,370)
                                              ----------------------------------------------------------------------------
Net cash provided by financing activities        3,214,707               -               -               -      20,366,630
                                              ----------------------------------------------------------------------------

Increase (decrease) in cash and equivalents      1,626,656        (441,600)      2,018,321               -       3,203,377

Cash and equivalents at beginning of period      2,021,900       1,290,070         901,000               -       4,212,970

                                              ----------------------------------------------------------------------------
Cash and equivalents at end of period         $  3,648,556    $    848,470    $  2,919,321    $          -    $  7,416,347
                                              ============================================================================

PART I. FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        The following analysis of the financial condition and results of operations of Block Communications, Inc. (the "Company") should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We base our estimates and judgments on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates and judgments on a continual basis. Actual results may differ from these estimates and judgments.

         We believe the following critical accounting policies affect our significant estimates and judgments used in the preparation of the consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to change, resulting in an impairment of their ability to make payments, additional allowances could be required. We maintain various employment related liabilities, such as workers' compensation and medical reserves, based on historical performance and current trends. Actual results could differ from estimates resulting in adjustments to the recorded liability. Actuarial assumptions have a significant impact on the determination of net periodic pension costs and credits and other post-employment benefits. If actual experience differs from these assumptions, future periodic pension and post-employment costs could be adversely affected.

GENERAL

        For the three months ended June 30, 2002, we had revenues, EBITDA and net loss of $106.2 million, $18.7 million and $6.9 million, respectively. This represented increases in revenues and EBITDA over the quarter ended June 30, 2001 of $883,000 and $3.2 million, respectively. The net loss is due to a $9.0 million loss on early extinguishment of debt. Advertising revenues are generally highest in the fourth quarter, due in part to increases in retail advertising in the period leading up to and including the holiday season. In addition, broadcasting advertising revenues are generally higher in even numbered election years due to political advertising.

        For the six-month period ended June 30, 2002, we had revenues, EBITDA and net income of $208.2 million, $32.6 million and $6.1 million, respectively. This represented increases in revenues and EBITDA over the six-month period ended June 30, 2001 of $6.0 million and $9.3 million, respectively. The net income is due a $21.6 million gain on disposition of Monroe Cablevision partially offset by the loss on early extinguishment of debt.

         Set forth below are the operating results and a reconciliation of net income to EBITDA for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001.

PART I. FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES
                        RESULTS OF OPERATIONS (UNAUDITED)


                                                                      THREE MONTHS ENDED JUNE 30,
                                                        ---------------------------------------------------
                                                                      2002                    2001
                                                        ------------------------   ------------------------
Revenue:
   Publishing                                            $ 64,646,626      60.9%   $ 67,859,634       64.4%
   Cable                                                   25,240,422      23.8      22,237,089       21.1
   Broadcasting                                             9,686,810       9.1       8,865,495        8.4
   Other Communications                                     6,652,448       6.3       6,381,326        6.1
                                                        ---------------------------------------------------
                                                          106,226,306     100.0     105,343,544      100.0

Expense:
   Publishing                                              61,227,791      57.6      65,295,840       62.0
   Cable                                                   22,392,149      21.1      18,641,371       17.7
   Broadcasting                                             8,954,146       8.4       9,421,843        8.9
   Other Communications                                     6,635,577       6.2       7,181,472        6.8
   Corporate general and administrative                       505,795       0.5         600,224        0.6
                                                        ---------------------------------------------------
                                                           99,715,458      93.9     101,140,750       96.0
                                                        ---------------------------------------------------
Operating income                                            6,510,848       6.1%      4,202,794       4.0%

Nonoperating income (expense):
   Interest expense                                        (5,894,078)               (4,746,827)
   Gain on disposition of Monroe Cablevision                        -                         -
   Loss on early extinguishment of debt                    (8,989,786)                        -
   Change in fair value of interest rate swaps             (1,183,769)                  674,797
   Interest income                                             22,116                    22,462
                                                        -----------------------------------------
                                                          (16,045,517)               (4,049,568)

                                                        -----------------------------------------
Income (loss) before income taxes
   and minority interest                                   (9,534,669)                  153,226

Provision (credit) for income taxes:                       (2,716,119)                    5,530
Minority interest                                             (79,947)                  (13,220)
                                                        -----------------------------------------
Net income (loss)                                        $ (6,898,497)             $    134,476
                                                        =========================================
Add:
   Interest expense                                         5,894,078                 4,746,827
   Provision for income taxes                              (2,716,119)                    5,530
   Depreciation                                            10,954,638                10,027,203
   Amortization of intangibles and deferred charges           920,926                 1,011,072
   Amortization of broadcast rights                         1,748,818                 1,612,863
   Loss on disposal of assets                                   5,948                    36,610
   Change in fair value of interest rate swaps              1,183,769                  (674,797)
   Loss on early extinguishment of debt                     8,989,786                         -


Less:
   Film payments                                           (1,351,658)               (1,406,012)
                                                        -----------------------------------------

EBITDA                                                   $ 18,731,689              $ 15,493,772
                                                        -----------------------------------------

PART I. FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES
                        RESULTS OF OPERATIONS (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                -------------------------------------------------------------------------
                                                                  2002                                 2001
                                                -------------------------------------------------------------------------
Revenue:
   Publishing                                    $126,209,428             60.6%        $129,714,071               64.1%
   Cable                                           50,337,257             24.2           43,384,995               21.5
   Broadcasting                                    18,687,463              9.0           17,592,705                8.7
   Other Communications                            13,005,192              6.2           11,530,016                5.7
                                                -------------------------------------------------------------------------
                                                  208,239,340            100.0          202,221,787              100.0

Expense:
   Publishing                                     122,747,104             58.9          130,783,321               64.7
   Cable                                           45,206,105             21.7           37,085,564               18.3
   Broadcasting                                    18,009,185              8.6           18,601,069                9.2
   Other Communications                            12,879,314              6.2           13,537,085                6.7
   Corporate general and administrative             1,457,075              0.7              950,259                0.5
                                                -------------------------------------------------------------------------
                                                  200,298,783             96.2          200,957,298               99.4
                                                -------------------------------------------------------------------------

Operating income                                    7,940,557              3.8%           1,264,489                0.6%

Nonoperating income (expense):
   Interest expense                               (10,642,227)                           (9,422,453)
   Gain on disposition of Monroe Cablevision       21,600,189                                     -
   Loss on early extinguishment of debt            (8,989,786)                                    -
   Change in fair value of interest rate swaps        278,057                              (905,023)
   Interest income                                     30,947                                28,582
                                                -----------------------------------------------------
                                                    2,277,180                           (10,298,894)
                                                -----------------------------------------------------
Income (loss) before income taxes
   and minority interest                           10,217,737                            (9,034,405)

Provision (credit) for income taxes:                4,076,413                            (2,596,299)
Minority interest                                     (87,121)                               40,438
                                                -----------------------------------------------------
Net income (loss)                                $  6,054,203                          $ (6,397,668)
                                                =====================================================
Add:
   Interest expense                                10,642,227                             9,422,453
   Provision for income taxes                       4,076,413                            (2,596,299)
   Depreciation                                    22,277,829                            19,792,377
   Amortization of intangibles and deferred         1,293,452                             1,895,479
       charges
   Amortization of broadcast rights                 3,322,689                             3,052,523
   Loss on disposal of assets                         402,814                                36,610
   Change in fair value of interest rate swaps       (278,057)                              905,023
   Loss on early extinguishment of debt             8,989,786                                     -
   (Gain) on disposal of Monroe Cablevision       (21,600,189)                                    -

Less:
   Film payments                                   (2,531,544)                           (2,792,012)
                                                -----------------------------------------------------
EBITDA                                           $ 32,649,623                          $ 23,318,486
                                                -----------------------------------------------------

PART I. FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Revenues

         Total revenues for the three-month period ended June 30, 2002 increased $883,000, or 0.8%, over the same period of the prior year, to $106.2 million from $105.3 million. This increase was primarily attributable to cable, broadcast and telephony operations discussed below, offset by a decrease in publishing revenues.

         Cable Television. Cable revenue increased $3.0 million, or 13.5%, over the same period of the prior year, to $25.2 million. The increase in cable revenue was principally the result of an increase of $7.96 to $54.80 in the average monthly revenue per basic subscriber. An increase in the monthly basic cable service charge and continued roll-out of new services drove the increase in average monthly revenue per subscriber, with average monthly high-speed data revenue per subscriber of $45.21, up $5.45 over the second quarter of 2001. Since the launch of the digital product in fall of 2001, average monthly digital revenue per subscriber has grown to $14.54 for the second quarter ended June 30, 2002. Revenue generating units increased in the digital and high-speed data categories during the quarter ended June 30, 2002. Net digital additions totaled 2,820 during the quarter, resulting in 12,661 digital customers as of June 30, 2002. Net high-speed data additions totaled 1,119 during the quarter, resulting in 18,547 high-speed data customers as of June 30, 2002. Basic subscribers at the end of the period totaled 153,540, a decrease of 4,698 basic subscribers from the prior year. This decrease reflects the differential of 3,381 basic subscribers between the system exchanged and the system received on the date of the like-kind exchange of Monroe Cablevision.

         Newspaper Publishing. Publishing revenue decreased $3.2 million, or 4.7%, over the same period of the prior year, to $64.6 million. The decrease was comprised of a $3.3 million, or 5.9%, decrease in advertising revenue due primarily to a decrease in classified advertising of $1.2 million, or 6.0%, resulting from continued softness in help-wanted advertising. Local and national advertising decreased $1.6 million, or 5.9% and $1.2 million, or 14.4%, respectively. Circulation revenue and other revenue, which is comprised of third party and total market delivery, were consistent with same period of the prior year.

         Television Broadcasting. Broadcasting revenue increased $821,000, or 9.3%, over the same period of the prior year to $9.7 million. The increase in broadcasting revenue was due primarily to an increase in national advertising revenue of $613,000, or 20.4%, and an increase in political advertising of $172,000.

         Other Communications. Other communications revenue increased $271,000, or 4.2%, over the same period of the prior year to $6.7 million, due primarily to increases in telephony switched services revenue.

Operating Expenses

         Operating expenses decreased $1.4 million, or 1.4%, over the same period of the prior year to $99.7 million. The decrease in operating expense was largely attributable to decreased publishing expenses, which are partially offset by increased cable expenses.

         Cable Television. Cable operating expenses increased $3.8 million, or 20.1%, over the same period of the prior year, to $22.4 million. The increase was primarily due to a $1.6 million, or 31.0%, increase in depreciation to $6.6 million attributable to the capital expenditures associated with the rebuild of our Toledo cable system and continued roll-out of cable modems and digital cable service. Basic cable programming expenses increased $812,000, or 16.8%, to $5.6 million, due to price increases from programming suppliers. General and administrative expenses increased $888,000, partially due to increases in personal property tax.

         Newspaper Publishing. Publishing operating expenses decreased $4.1 million, or 6.2%, from the same period of the prior year, to $61.2 million. The decrease was due to a $2.6 million, or 26.3%, decrease in newsprint and ink, resulting from a weighted-average price per ton decrease of $150.48, or 25.7%, and a 3.5% decrease in consumption from the same period of the prior year. Additional savings resulted from overall cost controls and headcount reductions.

         Television Broadcasting. Broadcasting operating expenses decreased $468,000, or 5.0%, over the same period of the prior year, to $9.0 million. The decrease results primarily from cost controls implemented to offset salary and inflationary costs, with programming and news departments reporting decreases of $373,000 and $120,000, respectively.

PART I. FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Other Communications. Other communications operating expenses decreased $546,000, or 7.6%, over the same period of the prior year, to $6.6 million. The decrease is due to a $510,000 decrease in operating expenses related to security alarm system sales and monitoring.

Operating Income

         Operating income increased $2.3 million over the same period of the prior year. Cable operating income decreased $747,000 primarily due to increases in depreciation and basic cable programming expenses, partially offset by revenue growth generated from rate increases and roll-out of new services. Publishing operating income increased $855,000, primarily due to newsprint savings and the implementation of an overall expense reduction program, offset by decreases in advertising revenue. Broadcasting operating income increased $1.3 million due to revenue growth primarily from national and political advertising and an overall expense reduction program. Other communications operating income increased $817,000 due to revenue growth from increased telephony sales. Corporate general and administrative expenses were consistent with prior year, reporting a decrease of $94,000.

Depreciation and Amortization

         Depreciation and amortization increased $837,000, or 7.6%, over the same period of the prior year. The increase was primarily due to asset additions resulting from the rebuild of our cable system in Toledo and other capital expenditures to maintain operating assets, partially offset by the effect of the non-amortization provisions of SFAS No. 142, adopted in the current year.

EBITDA

         As a result of the foregoing, EBITDA increased $3.2 million, or 20.9%, over the same period of the prior year. EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization (including amortization of broadcast rights), other non-cash charges, gains or losses on disposition of assets, and extraordinary items and after payments for broadcast rights. EBITDA as a percentage of revenue increased to 17.6% in the three months ended June 30, 2002 from 14.7% in the same period of the prior year. The increase in EBITDA margin was primarily due to the continued roll-out of high margin advanced cable products, lower newsprint prices and the implementation of overall expense reduction programs.

 SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Revenues

         Total revenues for the six-month period ended June 30, 2002 increased $6.0 million, or 3.0%, over the same period of the prior year, to $208.2 million from $202.2 million. This increase was primarily attributable to cable and telephony operations discussed below.

         Cable Television. Cable revenue increased $7.0 million, or 16.0%, over the same period of the prior year, to $50.3 million. The increase in cable revenue was principally the result of an increase of $8.94 to $54.64 in the average monthly revenue per basic subscriber. An increase in the monthly basic cable service charge and continued roll-out of new services drove the increase in average monthly revenue per subscriber, with average monthly high-speed data revenue per subscriber of $42.89, up $7.54 over the first six months of 2001. Since the launch of the digital product in fall of 2001, average monthly digital revenue per subscriber has grown to $13.11 for the six months ended June 30, 2002. Revenue generating units increased in the digital and high-speed data categories during the six months ended June 30, 2002. Basic subscribers at the end of the period totaled 153,540, a decrease of 4,698 basic subscribers from the prior year. This decrease reflects the differential of 3,381 basic subscribers between the system exchanged and the system received on the date of the like-kind exchange of Monroe Cablevision.

          Newspaper Publishing. Publishing revenue decreased $3.5 million, or 2.7%, over the same period of the prior year, to $126.2 million from $129.7 million. The decrease was comprised of a $3.9 million, or 3.7%, decrease in advertising revenue due primarily to a decrease in classified advertising of $2.5 million, or 6.2%, resulting from continued

PART I. FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

softness in help-wanted advertising. The decrease in advertising revenue is due to the continued economic conditions that are generating lower than expected advertising sales. Circulation revenue increased $447,000, or 1.8%, to $24.8 million due to an increase in Sunday circulation revenue caused by the occurrence of one additional Sunday in the six months ended June 30, 2002 as compared with the six months ended June 30, 2001. Other revenue, which is comprised of third party and total market delivery, was consistent with same period of the prior year.

         Television Broadcasting. Broadcasting revenue increased $1.1 million, or 6.2%, over the same period of the prior year to $18.7 million. The increase in broadcasting revenue was due primarily to an increase in national advertising revenue of $664,000, or 11.9%, and an increase in political advertising of $631,000.

         Other Communications. Other communications revenue increased $1.5 million, or 12.8%, over the same period of the prior year to $13.0 million. The increase resulted from growth in telephony switched services revenue.

Operating Expenses

         Operating expenses decreased $659,000, or 0.3%, over the same period of the prior year to $200.3 million. The decrease in operating expense was largely attributable to decreased publishing expenses, which are partially offset by increased cable expenses.

         Cable Television. Cable operating expenses increased $8.1 million, or 21.9%, over the same period of the prior year, to $45.2 million. The increase was primarily due to a $3.3 million, or 32.5%, increase in depreciation to $13.3 million attributable to the capital expenditures associated with the rebuild of our Toledo cable system and continued roll-out of cable modems and digital cable service. Basic cable programming expenses increased $1.6 million, or 16.4%, to $11.3 million, due to price increases from programming suppliers.

         Newspaper Publishing. Publishing operating expenses decreased $8.0 million, or 6.1%, from the same period of the prior year, to $122.7 million. The decrease was principally due to a $4.4 million, or 22.8%, decrease in newsprint and ink, resulting from a weighted-average price per ton decrease of $129.19, or 22.2%, and a 2.8% decrease in consumption from the same period of the prior year. Additional savings resulted from overall cost controls and headcount reductions.

         Television Broadcasting. Broadcasting operating expenses decreased $592,000, or 3.2%, over the same period of the prior year, to $18.0 million. This decrease reflects a decrease of $369,000 in amortization expense due to implementation of SFAS No. 142 in the current year. Otherwise, operating expenses were held essentially flat due to general cost controls implemented to offset salary and inflationary costs.

         Other Communications. Other communications operating expenses decreased $658,000, or 4.9%, over the same period of the prior year, to $12.9 million. The decrease was a result of a $780,000, or 16.1%, decrease in operating expenses relating to security alarm system sales and monitoring due to a decrease in sales volumes as well as cost control initiatives.

Operating Income

         Operating income increased $6.7 million over the same period of the prior year. Cable operating income decreased $1.2 million primarily due to increases in depreciation and basic cable programming expenses, partially offset by revenue growth generated from rate increases and roll-out of new services. Publishing operating income increased $4.5 million, primarily due to newsprint savings and the implementation of an overall expense reduction program. Broadcasting operating income increased $1.7 million due to revenue growth primarily from national and political advertising and an overall expense reduction program. Other communications operating income increased $2.1 million due to revenue growth from increased telephony sales. Corporate general and administrative expenses increased $507,000 from prior year due primarily to increases in salary, professional fees, and amortization of deferred financing costs.

Depreciation and Amortization

         Depreciation and amortization increased $1.9 million, or 8.7%, over the same period of the prior year. The increase was primarily due to asset additions resulting from the rebuild of our cable system in Toledo and other capital expenditures to maintain operating assets, partially offset by the effect of the non-amortization provisions of SFAS No. 142, adopted in the current year.

PART I. FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EBITDA

         As a result of the foregoing, EBITDA increased $9.3 million, or 40.0%, over the same period of the prior year. EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization (including amortization of broadcast rights), other noncash charges, gains or losses on disposition of assets, and extraordinary items and after payments for broadcast rights. EBITDA as a percentage of revenue increased to 15.7% in the first six months of 2002 from 11.5% in the same period of the prior year. The increase in EBITDA margin was primarily due to the continued roll-out of high margin advanced cable products, lower newsprint prices and the implementation of overall expense reduction programs.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our senior credit facilities. The need for liquidity arises primarily from capital expenditures and interest payable on the senior subordinated notes and the senior credit facility.

         Net cash provided by operating activities was $21.6 million and $14.5 million for the six months ended June 30, 2002 and June 30, 2001, respectively. The net cash provided by operating activities is determined by adding back depreciation and amortization and adjusting for other non-cash items, including for the six months ended June 30, 2002, a $278,000 gain resulting from the change in fair value of interest rate swaps, a $21.6 million gain attributable to the exchange of Monroe Cablevision, Inc., and a $2.7 million write off of deferred financing costs related to extinguished debt. Cash used in investing activities was $1.0 million for the six months ended June 30, 2002, compared to $31.7 million from the same period of the prior year. Offsetting the net cash used in investing activities in the six months ended June 30, 2002, was $12.1 million of proceeds received from Comcast Corp. in the exchange of Monroe Cablevision, Inc.

         Our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facility. We made capital expenditures of $13.6 million and $37.6 million, including capital leases, for the six months ended June 30, 2002 and June 30, 2001, respectively. Capital expenditures for the six months ended June 30, 2001 were used primarily to rebuild the Toledo cable system and maintain other operating assets. We expect to make capital expenditures of $24.9 million in the last two quarters of 2002, primarily to continue the roll-out of advanced cable services, to convert our television stations to FCC-required digital format and for various other improvements to the publishing and broadcasting operations.

         Financing activities provided $4.4 million of cash for the six months ended June 30, 2002, compared to $20.4 million from the same period of the prior year. During the first half of 2002, we refinanced the entirety of our previous debt outstanding, resulting in new proceeds of $250.0 million and $10.0 million of deferred finance costs. At June 30, 2002, the balances outstanding and available under our new senior credit facilities and subordinated notes were $250.0 million and $112.8 million, respectively, and the interest rate on the balance outstanding was 8.03%. At June 30, 2001, the balances outstanding and available under our previous senior credit facility and senior notes were $231.7 million and $31.5 million, respectively, and the interest rate on the balance outstanding was 7.90%. The increase in the balance outstanding and the effective interest rate generated an increase in interest expense of $1.2 million, or 13.0%.

         In April 2002, we issued $175 million of 9 1/4% senior subordinated notes. As noted above, the proceeds were used to repay our existing senior term loan and senior notes and prepay a portion of our existing senior revolving credit facility. In May 2002, we entered into new senior credit facilities totaling $200.0 million. The proceeds were used to refinance the remaining balance of the existing senior revolving credit facility and will be used to fund future capital expenditures. The new senior credit facilities are guaranteed by substantially all of our present and future domestic subsidiaries and are collateralized by a pledge of substantially all of our and the guarantor subsidiaries' material assets.

         Subsequent to June 30, 2002 we made cash payments of $20.2 million for payoffs of cash advances on life insurance policies and contributions to the corporate pension plan.

         We believe that funds generated from operations and the borrowing availability under our new senior credit facilities will be sufficient to finance our current operations, our cash obligations in connection with the planned capital expenditures, and our current and future financial obligations.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART I. FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we have entered into interest rate swaps. As of June 30, 2002, our interest rate swap agreements expire in varying amounts through April 2009.

         The fair market value of $75.0 million of our long-term debt approximates its carrying value as it bears interest at floating rates. As of June 30, 2002, the estimated fair value of our interest rate swap agreements was a $5.3 million liability, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

         As of June 30, 2002, we had entered into interest rate swaps that approximated $221 million, or 88.4%, of our borrowings under all of our credit facilities. The interest rate swaps consist of $121.0 million relating to our revolving credit and term loan agreements, and $100.0 million principal amount of the senior subordinated notes. In addition, we had entered into an interest rate swap agreement that has the economic effect of substantially offsetting $55.0 million notional amount of the $121.0 million notional amount of the swap agreements. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would have increased our annual interest expense by approximately $1.1 million.

RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Company adopted Statement of the Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement Nos. 137 and 138, (collectively, SFAS No. 133), which requires the Company to record all derivatives on the balance sheet at fair value. At June 30, 2002, the Company participates in six interest-rate swap contracts. One of these contracts is accounted for as a fair value hedge and therefore changes in the fair value of the derivative have no impact on the Company's results of operations. The remaining contracts either do not qualify for hedge accounting or the Company has not elected to implement hedge accounting. Accordingly, a non-cash derivative valuation gain (loss) of $278,057 and $(905,023) has been recognized during the six-month periods ended June 30, 2002 and 2001, respectively.

         Effective January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Purchased goodwill and indefinite lived intangible assets are no longer amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. During the six month period ended June 30, 2001, the Company recognized $1,674,070 of amortization expense related to goodwill and indefinite-lived intangibles, resulting in net loss of $4,723,598 when adjusted for the non-amortization provisions of SFAS No. 142. The Company has completed the initial impairment testing required by SFAS No. 142. No impairment charges have been recognized based on the results of this testing.

         Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. The adoption of this standard has had no effect on the Company's consolidated results of operations or financial position for the six months ended June 30, 2002.

         In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued and requires a gain or loss related to the extinguishment of debt to no longer be recorded as extraordinary item. The Company has elected early adoption as encouraged by SFAS No. 145, which would not otherwise require adoption until fiscal year 2003. As a result, losses on extinguishment of debt totaling $9.0 million are included in income from continuing operations at June 30, 2002.

         In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued and applies to fiscal years beginning after December 31, 2002. The pronouncement requires certain costs associated with a restructuring, discontinued operation or plant closing to be recognized as incurred rather than at the date of commitment to an exit or disposal plan. The Company does not expect the adoption of this standard to significantly impact its financial position or results of operations.

PART I. FINANCIAL INFORMATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from expectations contained in such statements.

         Factors that may materially affect our future financial condition and results of operations, as well as any forward-looking statements, include economic and market conditions and many other factors beyond our control. For an additional discussion of risk factors relating to our future financial condition and results of operations, reference is made to the discussion under the caption "Risk Factors" in the Registration Statement on Form S-4 dated July 17, 2002.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits

              Exhibit 99.1 Certification of the Managing Director pursuant to 18 U.S.C. Sec. 1350.

              Exhibit 99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.


         (b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  BLOCK COMMUNICATIONS, INC.
                                                         (Registrant)

         Date: September 19, 2002           By:          /s/ Allan Block
         ------------------------                  ------------------------
                                                           Allan Block
                                                        Managing Director


         Date: September 19, 2002           By:        /s/ Gary J. Blair
         ------------------------                  ------------------------
                                                          Gary J. Blair
                                                   Executive Vice President/
                                                    Chief Financial Officer


CERTIFICATION OF THE MANAGING DIRECTOR

I, Allan Block, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Block Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



        /s/ Allan Block
    ------------------------
    Name:  Allan Block
    Title: Managing Director
    Date: September 19, 2002
         -------------------

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Gary J. Blair, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Block Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



     /s/ Gary J. Blair
--------------------------

Name:  Gary Blair
Title: Executive Vice-President/Chief Financial Officer
Date:  September 19, 2002
       -------------------------------