Form 10-Q
period 2002-09-30
BLOCK COMMUNICATIONS INC
filed 2002-11-14
CIK 1177238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

     (Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to_______.

Commission File Number      333-96619

Block Communications, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-4374555

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

541 N. Superior Street, Toledo, Ohio 43660

(Address of principal executive offices) (Zip code)

(419) 724-6257

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Voting Common Stock, (par value $.10)	Non-voting Common Stock, (par value $.10)

29,400 shares as of November 13, 2002	427,786 shares as of November 13, 2002

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and procedures
PART II. OTHER INFORMATION
Item 6. Exhibits and reports on Form 8-K
SIGNATURES
Certification of the Managing Director
Certification of the Chief Financial Officer

PART I.   FINANCIAL INFORMATION

Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	September 30	December 31
	2002	2001

	(unaudited)	(note 1)
Assets
Current assets:
Cash and cash equivalents	$13,639,504	$5,882,732
Receivables, less allowances for doubtful accounts and discounts of $4,327,416 and $4,861,094, respectively	39,044,573	45,892,946
Recoverable income taxes	8,546,646	4,483,300
Inventories	7,275,714	5,548,784
Prepaid expenses	2,024,643	3,703,756
Broadcast rights	6,861,966	6,083,782
Deferred income taxes	6,657,225	9,803,800

Total current assets	84,050,271	81,399,100
Property, plant and equipment:
Land and land improvements	12,208,365	12,194,446
Buildings and leasehold improvements	41,483,269	41,186,933
Machinery and equipment	212,182,037	209,196,143
Cable television distribution systems and equipment	188,187,544	187,804,505
Security alarm and video systems installation costs	6,427,522	5,923,280
Construction in progress	16,240,442	11,495,916

	476,729,179	467,801,223
Less allowances for depreciation and amortization	227,005,281	204,605,517

	249,723,898	263,195,706
Other assets:
Goodwill	53,656,362	52,461,687
Other intangibles, net of accumulated amortization	38,384,439	31,451,414
Deferred income taxes	9,668,567	12,946,900
Prepaid pension costs	12,783,347	11,145,446
Cash value of life insurance, net of policy loans of $0 and $12,735,560, respectively	25,076,312	10,691,105
Pension intangibles	7,230,030	7,230,030
Broadcast rights, less current portion	7,656,104	6,217,880
Deferred financing costs	12,590,560	5,676,725
Other	2,921,804	3,138,246

	169,967,525	140,959,433

	$503,741,694	$485,554,239

PART I.   FINANCIAL INFORMATION
Financial Statements

	September 30 2002	December 31 2001

	(unaudited)	(note 1)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,529,060	$12,355,122
Salaries, wages and payroll taxes	15,691,972	16,321,468
Workers’ compensation and medical reserves	8,588,765	9,184,074
Other accrued liabilities	35,935,444	33,946,679
Current maturities of long-term debt	1,045,200	9,908,334

Total current liabilities	72,790,441	81,715,677
Long-term debt, less current maturities	260,361,550	227,355,513
Other long-term obligations	118,171,686	126,635,551
Minority interest	12,486,453	12,264,398
Stockholders’ equity:
5% Non-cumulative, non-voting Class A Stock, par value $100 a share (entitled in liquidation to $100 per share in priority over Common Stock)--15,680 shares authorized; 12,620 shares issued and outstanding	1,262,000	1,262,000
Common Stock, par value $.10 a share:
Voting Common Stock--29,400 shares authorized, issued and outstanding	2,940	2,940
Non-voting Common Stock--588,000 shares authorized; 427,786 shares issued and outstanding	42,779	42,779
Accumulated other comprehensive loss	(4,386,486)	(4,725,589)
Additional paid-in capital	771,274	771,274
Retained earnings	42,239,057	40,229,696

	39,931,564	37,583,100

	$503,741,694	$485,554,239

See accompanying notes.

PART I.   FINANCIAL INFORMATION
Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2002	2001	2002	2001

Revenue:
Publishing	$62,100,899	$65,896,144	$188,310,327	$195,610,215
Cable	25,204,115	22,567,781	75,541,372	65,952,776
Broadcasting	9,439,506	8,083,412	28,126,969	25,676,117
Other Communications	6,634,754	5,310,748	19,639,946	16,840,764

	103,379,274	101,858,085	311,618,614	304,079,872
Expense:
Publishing	60,888,697	66,160,637	183,635,801	196,943,958
Cable	22,425,860	19,147,290	67,631,965	56,232,854
Broadcasting	8,589,109	8,898,327	26,598,294	27,499,396
Other Communications	6,193,733	6,538,829	19,073,047	20,075,914
Corporate general and administrative	1,512,473	96,965	2,969,548	1,047,224

	99,609,872	100,842,048	299,908,655	301,799,346

Operating income	3,769,402	1,016,037	11,709,959	2,280,526
Nonoperating income (expense):
Interest expense	(6,037,895)	(4,757,348)	(16,680,122)	(14,179,801)
Gain (loss) on disposition of Monroe Cablevision	(459,360)	—	21,140,829	—
Loss on early extinguishment of debt	—	—	(8,989,786)	—
Change in fair value of interest rate swaps	(2,472,043)	(5,296,326)	(2,193,986)	(6,201,349)
Interest income	115,573	35,639	146,520	64,221

	(8,853,725)	(10,018,035)	(6,576,545)	(20,316,929)

Income (loss) before income taxes and minority interest	(5,084,323)	(9,001,998)	5,133,414	(18,036,403)
Provision (credit) for income taxes	(1,846,026)	(2,497,162)	2,230,387	(5,093,461)

Income (loss) before minority interest	(3,238,297)	(6,504,836)	2,903,027	(12,942,942)
Minority interest	(134,934)	145,339	(222,055)	185,777

Net income (loss)	$(3,373,231)	$(6,359,497)	$2,680,972	$(12,757,165)

See accompanying notes.

PART I.   FINANCIAL INFORMATION
Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)

			Common Stock
							Accumulated
	Class A Stock		Voting		Non-Voting		Other	Additional
							Comprehensive	Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Capital	Earnings	Total

Balances at January 1, 2002	12,620	$1,262,000	29,400	$2,940	427,786	$42,779	$(4,725,589)	$771,274	$40,229,696	$37,583,100
Net income									2,680,972	2,680,972
Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $190,875)							339,103			339,103

Total comprehensive income										3,020,075
Cash dividends declared:
Class A stock--$2.50 per share									(31,550)	(31,550)
Common Stock:
Voting--$1.40 per share									(41,160)	(41,160)
Non-voting--$1.40 per share									(598,901)	(598,901)

									(671,611)	(671,611)

Balances at September 30, 2002	12,620	$1,262,000	29,400	$2,940	427,786	$42,779	$(4,386,486)	$771,274	$42,239,057	$39,931,564

Balances at January 1, 2001	12,620	$1,262,000	29,400	$2,940	430,123	$43,012	$(521,942)	$771,274	$59,832,216	$61,389,500
Net loss									(12,757,165)	(12,757,165)
Fair value of interest rate swaps at January 1, 2001, less accumulated amortization of $529,978 (net of deferred tax of $567,125)							(1,009,020)			(1,009,020)

Total comprehensive loss										(13,766,185)
Cash dividends declared:
Class A stock--$2.50 per share									(31,550)	(31,550)
Common Stock:
Voting--$1.20 per share									(35,280)	(35,280)
Non-voting--$1.20 per share									(516,146)	(516,146)

									(582,976)	(582,976)

Balances at September 30, 2001	12,620	$1,262,000	29,400	$2,940	430,123	$43,012	$(1,530,962)	$771,274	$46,492,075	$47,040,339

See accompanying notes.

PART I.   FINANCIAL INFORMATION
Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
	2002	2001

Operating activities
Net income (loss)	$2,680,972	$(12,757,165)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	33,737,180	29,800,233
Amortization of intangibles and deferred charges	1,919,494	2,906,096
Amortization of broadcast rights	4,977,936	4,628,984
Payments for broadcast rights	(4,121,864)	(4,044,622)
Gain on sale of Monroe Cablevision	(21,140,829)	—
Deferred income taxes (credit)	3,500,000	(2,808,976)
Provision for bad debts	1,033,655	1,975,416
Minority interest	222,055	(185,777)
Change in fair value of interest rate swaps	2,193,986	6,201,349
Gain on disposal of property and equipment	(571,220)	(18,358)
Write off of deferred charges related to extinguished debt	2,697,784	—
Changes in operating assets and liabilities:
Receivables	4,116,003	4,151,186
Inventories	(1,769,368)	4,234,345
Prepaid expenses	1,542,510	733,874
Accounts payable	(833,469)	(9,734,302)
Salaries, wages, payroll taxes and other accrued liabilities	594,136	(1,445,539)
Other assets	(2,044,730)	(4,595,559)
Postretirement benefits and other long-term obligations	(2,454,918)	3,214,320

Net cash provided by operating activities	26,279,313	22,255,505
Investing activities
Additions to property, plant and equipment	(20,059,706)	(52,009,257)
Change in cash value of life insurance	(14,385,206)	5,694,107
Payments for acquisitions	—	(1,390,000)
Proceeds from sale of Monroe Cablevision	12,059,115	—
Proceeds from disposal of property and equipment	890,386	24,111

Net cash used in investing activities	(21,495,411)	(47,681,039)
Financing activities
Issuance of subordinated notes	175,000,000	—
Borrowings under new term loan agreement	75,000,000	—
Payments on senior notes	(67,499,000)	(11,000,000)
Payments on term loan	(75,187,500)	—
Borrowings (payments) on long term revolver	(92,500,000)	53,000,000
Net payments on short term revolver	—	(444,562)
Financing costs deferred	(10,768,413)	—
Cash dividends paid	(671,611)	(582,976)
Payments on notes payable and capital leases	(400,606)	(239,397)

Net cash provided by financing activities	2,972,870	40,733,065

Increase in cash and cash equivalents	7,756,772	15,307,531
Cash and cash equivalents at beginning of period	5,882,732	4,212,970

Cash and cash equivalents at end of period	$13,639,504	$19,520,501

Non-cash borrowings under capital lease	$903,798	$—

See accompanying notes.

PART I.   FINANCIAL INFORMATION
Financial Statements

BLOCK COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Block Communications, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the December 31, 2001 audited consolidated financial statements and footnotes thereto.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain balances in the prior year have been reclassified to conform to the presentation adopted in the current period.

New Accounting Standards

Effective January 1, 2001, the Company adopted Statement of the Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement Nos. 137 and 138, (collectively, SFAS No. 133), which requires the Company to record all derivatives on the balance sheet at fair value. At September 30, 2002, the Company participates in nine interest-rate swap contracts. One of these contracts is accounted for as a fair value hedge and therefore changes in the fair value of the derivative have no impact on the Company’s results of operations. The remaining contracts either do not qualify for hedge accounting or the Company has not elected to implement hedge accounting. Accordingly, a non-cash derivative valuation loss of $2,194,000 and $6,201,000 has been recognized during the nine-month periods ended September 30, 2002 and 2001, respectively.

Effective January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Purchased goodwill and indefinite lived intangible assets are no longer amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. During the nine-month period ended September 30, 2001, the Company recognized $2,511,000 of amortization expense related to goodwill and indefinite-lived intangibles, resulting in a net loss of $10,246,000 when adjusted for the non-amortization provisions of SFAS No. 142. The Company has completed the initial impairment testing required by SFAS No. 142. No impairment charges have been recognized based on the results of this testing.

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. The adoption of this standard has had no effect on the Company’s consolidated results of operations or financial position for the nine months ended September 30, 2002.

In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued and requires a gain or loss related to the extinguishment of debt to no longer be recorded as extraordinary item. The Company has elected early adoption as encouraged by SFAS No. 145, which would not otherwise require adoption until fiscal year 2003. As a result, losses on extinguishment of debt totaling $9.0 million are included in income from continuing operations at September 30, 2002.

PART I.   FINANCIAL INFORMATION
Financial Statements

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

NOTE 2—ACQUISITION

Effective March 29, 2002, the Company consummated an asset exchange agreement with Comcast Corporation which resulted in an exchange of 100% of the assets of Monroe Cablevision for 100% of the assets of Comcast’s Bedford, Michigan operations and $12.1 million cash. The Company recorded a $21.1 million gain on the disposition of Monroe Cablevision resulting from the difference in fair value versus the net book value of assets exchanged. For tax reporting, the transaction has been treated as a like kind exchange and the amount of the gain in excess of the cash received has been deferred. The operations of Monroe Cablevision are included in the Company’s financial statements through March 28, 2002.

The net assets of the acquired Bedford system have been recorded at their fair value and relate primarily to the cable distribution system and intangibles. The operations of the Bedford system have been included in the Company’s financial statements since March 29, 2002.

NOTE 3—LONG-TERM DEBT

In April 2002, the Company issued $175 million of 9¼% senior subordinated notes, the proceeds of which where used to pay off the existing senior term loan and senior notes and a portion of the balance outstanding under the revolving credit agreement. The subordinated notes mature April 15, 2009. On May 15, 2002 the company refinanced the remainder of its senior credit facilities. The new senior credit facilities include a $40 million delayed draw term loan A, a $75 million term loan B, and an $85 million revolver. Term loan A matures May 2009, however the availability is reduced if required withdrawals are not made ($20 million by June 30, 2003 and $20 million by December 31, 2003). Term loan B matures November 2009. The term loan A and revolving credit agreements provide for scheduled reductions beginning September 2004, with a final maturity date of May 2009. Only the availability under term loan B was drawn at the date of the refinance.

In conjunction with the refinancing, the Company has recognized a second quarter loss of $9.0 million consisting of premiums paid to the existing noteholders and unamortized deferred financing costs relating to the refinanced debt. As noted above, this amount is included in income from continuing operations as the Company has elected early adoption of SFAS No. 145.

During 2002, the company has entered into several additional swap contracts related to the new debt and existing swaps. One of these is a cancelable swap that effectively converts a portion of the Company’s fixed rate subordinated notes to a variable rate based on LIBOR. This contract has been accounted for as a fair value hedge, resulting in the recognition of a swap asset with an offsetting adjustment to the carrying value of the underlying debt. The table below details the amounts recognized as long-term debt:
	September 30,	December 31,
	2002	2001

Subordinated notes	$175,000,000	$—
Senior term loan	74,812,500	75,000,000
Long-term revolver	—	92,500,000
Senior notes payable	—	67,499,000
Capital leases	2,768,039	2,264,847
Fair value adjustment of subordinated notes	8,826,211	—

	261,406,750	237,263,847
Current maturities	1,045,200	9,908,334

	$260,361,550	$227,355,513

PART I.   FINANCIAL INFORMATION
Financial Statements

NOTE 4—OTHER LONG-TERM OBLIGATIONS

Other long-term obligations consist of the following:

	September 30,	December 31,
	2002	2001

Other postretirement benefits	$82,561,437	$80,824,000
Pension liabilities	12,207,341	17,412,753
Deferred compensation obligations	14,700,021	13,594,736
Interest rate swap liability	—	6,739,531
Broadcast rights payable	7,109,760	6,446,520
Other	1,593,127	1,618,011

	$118,171,686	$126,635,551

NOTE 5—BUSINESS SEGMENT INFORMATION

The Company has three reportable segments—publishing, cable and broadcasting. The publishing segment operates two daily newspapers located in Ohio and Pennsylvania. The cable segment includes two cablevision companies located in Ohio. The broadcasting segment has five television stations located in Idaho, Illinois, Indiana, Kentucky, and Ohio. The “Other” category includes non-reportable segments and corporate items. The non-reportable segments provide services such as telephony, security systems and monitoring, cable plant construction and distributed advertising services. The following table presents certain financial information for the three reportable segments and the other category.

PART I.   FINANCIAL INFORMATION
Financial Statements

NOTE 5—BUSINESS SEGMENT INFORMATION (continued)

	Three months ended		Nine months ended
	September 30		September 30

	2002	2001	2002	2001

Revenues:
Publishing	$63,232,636	$67,124,633	$191,075,509	$199,735,735
Intersegment	1,131,737	1,228,489	2,765,182	4,125,520

External Publishing	62,100,899	65,896,144	188,310,327	195,610,215

Cable	25,227,800	22,776,581	75,599,179	66,572,776
Intersegment	23,685	208,800	57,807	620,000

External Cable	25,204,115	22,567,781	75,541,372	65,952,776

Broadcasting	9,439,506	8,083,412	28,126,969	25,676,117
Other	6,634,754	5,310,748	19,639,946	16,840,764

	103,379,274	101,858,085	311,618,614	304,079,872
Operating income (loss):
Publishing	2,284,316	471,966	7,263,197	1,322,088
Intersegment	1,072,114	736,459	2,588,671	2,655,831

Net Publishing	1,212,202	(264,493)	4,674,526	(1,333,743)

Cable	1,665,492	2,493,395	5,202,338	6,833,919
Intersegment	(1,112,763)	(927,096)	(2,707,069)	(2,886,003)

Net Cable	2,778,255	3,420,491	7,909,407	9,719,922

Broadcasting	850,397	(814,915)	1,528,675	(1,823,279)
Corporate expenses	(1,512,473)	(96,965)	(2,969,548)	(1,047,224)
Other	441,021	(1,228,081)	566,899	(3,235,150)

	3,769,402	1,016,037	11,709,959	2,280,526
Nonoperating income (expense)	(8,853,725)	(10,018,035)	(6,576,545)	(20,316,929)

Income (loss) before income taxes and minority interest	$(5,084,323)	$(9,001,998)	$5,133,414	$(18,036,403)

NOTE 6—SUPPLEMENTAL GUARANTOR INFORMATION

The new credit facilities referred to in Note 3 to these financial statements are guaranteed jointly and severally by all of the Company’s wholly owned subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. WAND (TV) Partnership, a partially owned subsidiary of the Company, is not a guarantor of the credit facilities.

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

PART I.   FINANCIAL INFORMATION
Financial Statements

NOTE 6—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED BALANCE SHEEET
September 30, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Current assets	$39,679,243	$40,697,861	$3,628,891	$44,276	$84,050,271
Property, plant and equipment, net	27,251,205	216,320,748	5,908,223	243,722	249,723,898
Intangibles, net	4,465,948	59,307,406	28,068,958	198,489	92,040,801
Cash value of life insurance, net	24,866,934	209,378	—	—	25,076,312
Prepaid pension costs	1,532,392	11,250,955	—	—	12,783,347
Pension intangibles	645,495	6,584,535	—	—	7,230,030
Investments in subsidiaries	183,830,526	—	—	(183,830,526)	—
Other	8,521,852	24,315,183	—	—	32,837,035

	$290,793,595	$358,686,066	$37,606,072	$(183,344,039)	$503,741,694

Liabilities and stockholders’ equity:
Current liabilities	$18,552,900	$53,714,929	$533,893	$(11,281)	$72,790,441
Long-term debt	260,361,550	—	—	—	260,361,550
Other long-term obligations	5,502,791	222,014,657	—	(109,345,762)	118,171,686
Minority interest	—	—	—	12,486,453	12,486,453
Stockholders’ equity	6,376,354	82,956,480	37,072,179	(86,473,449)	39,931,564

	$290,793,595	$358,686,066	$37,606,072	$(183,344,039)	$503,741,694

PART I.   FINANCIAL INFORMATION
Financial Statements

NOTE 6—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED BALANCE SHEEET
December 31, 2001

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Current assets	$15,717,915	$57,636,621	$4,138,933	$3,905,631	$81,399,100
Property, plant and equipment, net	28,992,144	228,208,431	5,962,544	32,587	263,195,706
Intangibles, net	4,784,698	50,860,955	28,068,959	198,489	83,913,101
Cash value of life insurance, net	10,486,057	205,048	—	—	10,691,105
Prepaid pension costs	1,852,686	9,276,267	—	16,493	11,145,446
Pension intangibles	645,495	6,584,535	—	—	7,230,030
Investments in subsidiaries	211,745,229	—	—	(211,745,229)	—
Other	10,366,210	17,627,480	2,554	(16,493)	27,979,751

	$284,590,434	$370,399,337	$38,172,990	$(207,608,522)	$485,554,239

Liabilities and stockholders’ equity:
Current liabilities	$24,017,694	$52,111,863	$1,773,706	$3,812,414	$81,715,677
Long-term debt	227,355,513	—	—	—	227,355,513
Other long-term obligations	21,238,306	242,620,050	—	(137,222,805)	126,635,551
Minority interest	—	—	—	12,264,398	12,264,398
Stockholders’ equity	11,978,921	75,667,424	36,399,284	(86,462,529)	37,583,100

	$284,590,434	$370,399,337	$38,172,990	$(207,608,522)	$485,554,239

PART I.   FINANCIAL INFORMATION
Financial Statements

NOTE 6—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended September 30, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$20,810,725	$83,336,788	$2,006,458	$(2,774,697)	$103,379,274
Expenses	21,591,068	78,952,009	1,602,578	(2,535,783)	99,609,872

Operating income (loss)	(780,343)	4,384,779	403,880	(238,914)	3,769,402
Nonoperating income (expense)	(8,860,176)	1,439	5,012	—	(8,853,725)

Income (loss) before income taxes and minority interest	(9,640,519)	4,386,218	408,892	(238,914)	(5,084,323)
Provision (credit) for income taxes	(3,600,091)	1,754,065	—	—	(1,846,026)

Income (loss) before minority interest	(6,040,428)	2,632,153	408,892	(238,914)	(3,238,297)
Minority interest	—	—	—	(134,934)	(134,934)

Net income (loss)	$(6,040,428)	$2,632,153	$408,892	$(373,848)	$(3,373,231)

CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended September 30, 2001

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$22,002,906	$83,365,035	$1,418,548	$(4,928,404)	$101,858,085
Expenses	21,449,712	81,689,437	1,871,526	(4,168,627)	100,842,048

Operating income (loss)	553,194	1,675,598	(452,978)	(759,777)	1,016,037
Nonoperating income (expense)	(10,053,187)	22,596	12,556	—	(10,018,035)

Income (loss) before income taxes and minority interest	(9,499,993)	1,698,194	(440,422)	(759,777)	(9,001,998)
Provision (credit) for income taxes	(3,085,952)	588,790	—	—	(2,497,162)

Income (loss) before minority interest	(6,414,041)	1,109,404	(440,422)	(759,777)	(6,504,836)
Minority interest	—	—	—	145,339	145,339

Net income (loss)	$(6,414,041)	$1,109,404	$(440,422)	$(614,438)	$(6,359,497)

PART I.   FINANCIAL INFORMATION
Financial Statements

NOTE 6—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF INCOME
Nine Months Ended September 30, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$60,916,840	$252,553,477	$5,570,622	$(7,422,325)	$311,618,614
Expenses	62,656,881	239,975,220	4,910,014	(7,633,460)	299,908,655

Operating income (loss)	(1,740,041)	12,578,257	660,608	211,135	11,709,959
Nonoperating income (expense)	(6,594,767)	5,935	12,287	—	(6,576,545)

Income (loss) before income taxes and minority interest	(8,334,808)	12,584,192	672,895	211,135	5,133,414
Provision (credit) for income taxes	(3,064,749)	5,295,136	—	—	2,230,387

Income (loss) before minority interest	(5,270,059)	7,289,056	672,895	211,135	2,903,027
Minority interest	—	—	—	(222,055)	(222,055)

Net income (loss)	$(5,270,059)	$7,289,056	$672,895	$(10,920)	$2,680,972

CONSOLIDATING CONDENSED STATEMENT OF INCOME
Nine Months Ended September 30, 2001

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$65,458,206	$246,501,090	$4,720,684	$(12,600,108)	$304,079,872
Expenses	64,555,454	243,509,354	5,311,893	(11,577,355)	301,799,346

Operating income (loss)	902,752	2,991,736	(591,209)	(1,022,753)	2,280,526
Nonoperating income (expense)	(20,372,728)	27,551	28,248	—	(20,316,929)

Income (loss) before income taxes and minority interest	(19,469,976)	3,019,287	(562,961)	(1,022,753)	(18,036,403)
Provision (credit) for income taxes	(5,796,161)	702,700	—	—	(5,093,461)

Income (loss) before minority interest	(13,673,815)	2,316,587	(562,961)	(1,022,753)	(12,942,942)
Minority interest	—	—	—	185,777	185,777

Net income (loss)	$(13,673,815)	$2,316,587	$(562,961)	$(836,976)	$(12,757,165)

PART I.   FINANCIAL INFORMATION
Financial Statements

NOTE 6—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(25,349,097)	$51,327,298	$52,317	$248,795	$26,279,313
Additions to property, plant and equipment	(505,039)	(18,647,903)	(695,629)	(211,135)	(20,059,706)
Other investing activities	(2,288,273)	852,568	—	—	(1,435,705)

Net cash used in investing activities	(2,793,312)	(17,795,335)	(695,629)	(211,135)	(21,495,411)
Issuance of subordinated notes	175,000,000	—	—	—	175,000,000
Borrowings on term loan	75,000,000	—	—	—	75,000,000
Payments on long-term debt	(235,186,500)	—	—	—	(235,186,500)
Other financing activity	22,597,748	(34,400,718)	—	(37,660)	(11,840,630)

Net cash provided by (used in) financing activities	37,411,248	(34,400,718)	—	(37,660)	2,972,870

Increase (decrease) in cash and equivalents	9,268,839	(868,755)	(643,312)	—	7,756,772
Cash and equivalents at beginning of period	3,186,078	(64,937)	2,761,591	—	5,882,732

Cash and equivalents at end of period	$12,454,917	$(933,692)	$2,118,279	$—	$13,639,504

PART I.   FINANCIAL INFORMATION
Financial Statements

NOTE 6—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2001

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(8,777,486)	$29,806,088	$1,173,090	$53,813	$22,255,505
Additions to property, plant and equipment	(2,396,736)	(49,514,143)	(44,565)	(53,813)	(52,009,257)
Other investing activities	4,275,848	52,370	—	—	4,328,218

Net cash provided by (used in) investing activities	1,879,112	(49,461,773)	(44,565)	(53,813)	(47,681,039)
Payments on long-term debt	(11,000,000)	—	—	—	(11,000,000)
Borrowings on long-term revolver	53,000,000	—	—	—	53,000,000
Other financing activity	(20,206,701)	18,939,766	—	—	(1,266,935)

Net cash provided by financing activities	21,793,299	18,939,766	—	—	40,733,065

Increase (decrease) in cash and equivalents	14,894,925	(715,919)	1,128,525	—	15,307,531
Cash and equivalents at beginning of period	2,021,900	1,290,070	901,000	—	4,212,970

Cash and equivalents at end of period	$16,916,825	$574,151	$2,029,525	$—	$19,520,501

PART I.   FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

     The following analysis of the financial condition and results of operations of Block Communications, Inc. (the “Company”) should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere herein.

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

     We believe the following critical accounting policies affect our significant estimates and judgments used in the preparation of the consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to change, resulting in an impairment of their ability to make payments, additional allowances could be required. We maintain various employment related liabilities, such as workers’ compensation and medical reserves, based on historical performance and current trends. Actual results could differ from estimates resulting in adjustments to the recorded liability. Actuarial assumptions have a significant impact on the determination of net periodic pension costs and credits and other post-employment benefits. If actual experience differs from these assumptions, future periodic pension and post-employment costs could be adversely affected.

General

     For the three months ended September 30, 2002, we had revenues, EBITDA and net loss of $103.4 million, $14.9 million and $3.4 million, respectively. This represents increases in revenues and EBITDA as compared to the quarter ended September 30, 2001 of $1.5 million and $2.4 million, respectively. Advertising revenues are generally highest in the fourth quarter, due in part to increases in retail advertising in the period leading up to and including the holiday season. In addition, broadcasting advertising revenues are generally higher in even-numbered election years due to political advertising.

     For the nine-month period ended September 30, 2002, we had revenues, EBITDA and net income of $311.6 million, $47.6 million and $2.7 million, respectively. This represents increases in revenues and EBITDA as compared to the nine-month period ended September 30, 2001 of $7.5 million and $11.8 million, respectively. The net income is due to a $21.1 million gain on the disposition of Monroe Cablevision partially offset by a $9.0 million loss on the early extinguishment of debt.

     Set forth below are the operating results and a reconciliation of net income to EBITDA for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001.

PART I.   FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

Block Communications, Inc. and Subsidiaries

Results of Operations (unaudited)

	Three months ended September 30,

	2002		2001

Revenue:
Publishing	$62,100,899	60.1%	$65,896,144	64.7%
Cable	25,204,115	24.4	22,567,781	22.2
Broadcasting	9,439,506	9.1	8,083,412	7.9
Other Communications	6,634,754	6.4	5,310,748	5.2

	103,379,274	100.0	101,858,085	100.0
Expense:
Publishing	60,888,697	58.9	66,160,637	65.0
Cable	22,425,860	21.7	19,147,290	18.8
Broadcasting	8,589,109	8.3	8,898,327	8.7
Other Communications	6,193,733	6.0	6,538,829	6.4
Corporate general and administrative	1,512,473	1.5	96,965	0.1

	99,609,872	96.4	100,842,048	99.0

Operating income (loss)	3,769,402	3.6%	1,016,037	1.0%
Nonoperating income (expense):
Interest expense	(6,037,895)		(4,757,348)
Loss on disposition of Monroe Cablevision	(459,360)		—
Loss on early extinguishment of debt	—		—
Change in fair value of interest rate swaps	(2,472,043)		(5,296,326)
Interest income	115,573		35,639

	(8,853,725)		(10,018,035)

Income (loss) before income taxes and minority interest	(5,084,323)		(9,001,998)
Provision (credit) for income taxes:	(1,846,026)		(2,497,162)
Minority interest	(134,934)		145,339

Net income (loss)	$(3,373,231)		$(6,359,497)

Add:
Interest expense	6,037,895		4,757,348
Provision for income taxes	(1,846,026)		(2,497,162)
Depreciation	11,459,351		10,007,856
Amortization of intangibles and deferred charges	626,042		1,010,617
Amortization of broadcast rights	1,655,247		1,576,461
(Gain) loss on disposal of property and equipment	(974,034)		(54,968)
Change in fair value of interest rate swaps	2,472,043		5,296,326
(Gain) on disposal of Monroe Cablevision	459,360		—
Less:
Payments on broadcast rights	(1,590,320)		(1,252,610)

EBITDA	$14,926,327		$12,484,371

PART I.   FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

Block Communications, Inc. and Subsidiaries

Results of Operations (unaudited)

	Nine months ended September 30,

	2002		2001

Revenue:
Publishing	$188,310,327	60.4%	$195,610,215	64.3%
Cable	75,541,372	24.2	65,952,776	21.7
Broadcasting	28,126,969	9.0	25,676,117	8.4
Other Communications	19,639,946	6.3	16,840,764	5.5

	311,618,614	100.0	304,079,872	100.0
Expense:
Publishing	183,635,801	58.9	196,943,958	64.8
Cable	67,631,965	21.7	56,232,854	18.5
Broadcasting	26,598,294	8.5	27,499,396	9.0
Other Communications	19,073,047	6.1	20,075,914	6.6
Corporate general and administrative	2,969,548	1.0	1,047,224	0.3

	299,908,655	96.2	301,799,346	99.3

Operating income (loss)	11,709,959	3.8%	2,280,526	0.7%
Nonoperating income (expense):
Interest expense	(16,680,122)		(14,179,801)
Gain on disposition of Monroe Cablevision	21,140,829		—
Loss on early extinguishment of debt	(8,989,786)		—
Change in fair value of interest rate swaps	(2,193,986)		(6,201,349)
Interest income	146,520		64,221

	(6,576,545)		(20,316,929)

Income (loss) before income taxes and minority interest	5,133,414		(18,036,403)
Provision (credit) for income taxes:	2,230,387		(5,093,461)
Minority interest	(222,055)		185,777

Net income (loss)	$2,680,972		$(12,757,165)

Add:
Interest expense	16,680,122		14,179,801
Provision for income taxes	2,230,387		(5,093,461)
Depreciation	33,737,180		29,800,233
Amortization of intangibles and deferred charges	1,919,494		2,906,096
Amortization of broadcast rights	4,977,936		4,628,984
(Gain) loss on disposal of property and equipment	(571,220)		(18,358)
Change in fair value of interest rate swaps	2,193,986		6,201,349
Loss on early extinguishment of debt	8,989,786		—
(Gain) on disposal of Monroe Cablevision	(21,140,829)		—
Less:
Payments on broadcast rights	(4,121,864)		(4,044,622)

EBITDA	$47,575,950		$35,802,857

PART I.   FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations Financial Statements

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues

     Total revenues for the three-month period ended September 30, 2002 increased $1.5 million, or 1.5%, as compared to the three-month period ended September 30, 2001, to $103.4 million from $101.9 million. This increase was attributable to cable, broadcast and telephony operations, offset by a decrease in publishing revenues as discussed below.

     Cable Television. Cable revenue for the quarter was $25.2 million, an increase of $2.6 million, or 11.7%, as compared to the same period of 2001. The increase in cable revenue was principally the result of an increase of $7.22, to $54.73, in the average monthly revenue per basic subscriber, based on the average number of subscribers throughout the period. An increase in the monthly basic cable service charge and continued rollout of new services drove the increase in average monthly revenue per subscriber. Average monthly high-speed data revenue per customer was $45.96, an increase of $1.77 as compared to the third quarter of 2001. Since the launch of the digital product in fall of 2001, average monthly digital revenue per home has grown to $14.51 for the quarter ended September 30, 2002.

     Revenue generating units increased in the digital (Buckeye Digital Link) and high-speed data (Buckeye Express) categories during the quarter ended September 30, 2002. Net digital additions totaled 7,013 during the quarter, resulting in 19,674 digital homes as of September 30, 2002. Net high-speed data additions totaled 2,282 during the quarter, resulting in 20,829 high-speed data customers as of September 30, 2002. Basic subscribers at the end of the period totaled 153,450, a decrease of 90 basic subscribers during the quarter. The increase in cable revenue also reflects certain dial-up Internet customers that our cable operations began servicing in 2002. During the three months ended September 30, 2002, our cable segment reported $351,000 of revenue relating to these customers for whom 2001 revenues were included in the other communications segment.

     Newspaper Publishing. Publishing revenue was $62.1 million, a decrease of $3.8 million, or 5.8%, as compared to the third quarter of 2001. The decrease consisted of a $3.1 million, or 5.9%, decrease in advertising revenue due primarily to a decrease in classified advertising of $1.7 million, or 8.0%, resulting from continued softness in help-wanted advertising. Local and national advertising decreased $1.2 million, or 4.9%, and $365,000, or 5.5%, respectively, due to the overall economic environment. Circulation revenue decreased $737,000, or 5.6%, due to the occurrence of one less Sunday during the three months ended September 30, 2002 as compared with the same quarter of the previous year. Other revenue, which consists of third party and total market delivery, was consistent with the same period of 2001.

     Television Broadcasting. Broadcasting revenue was $9.4 million, an increase of $1.4 million, or 16.8%, as compared to the three-months ended September 30, 2001. The increase in broadcasting revenue was due to an increase in local advertising revenue of $623,000, or 11.1%, an increase in national advertising of $495,000, or 16.7%, and an increase in political advertising of $437,000.

     Other Communications . Other communications revenue was $6.6 million, an increase of $1.3 million, or 24.9%, as compared to the same period of the prior year. This increase was due to growth in telephony switched services revenue of $1.8 million (including an increase of $341,000 in reciprocal compensation) resulting from growth in the telephony customer base. During the third quarter of 2002, twenty-one new retail telephony customers were added, representing a 3.7% increase. The growth in telephony revenue was partially offset by a reduction in revenue due to certain residential dial-up Internet customers now being serviced by our cable operations. Other communications results for the three months ended September 30, 2001 included $218,000 of revenue relating to these Internet customers.

Operating Expenses

     Operating expenses for the quarter were $99.6 million, a decrease of $1.2 million, or 1.2%, as compared to the third quarter of 2001. The decrease in operating expense was largely attributable to decreased publishing expenses, which were partially offset by increased cable expenses.

     Cable Television . Cable operating expenses were $22.4 million, an increase of $3.3 million, or 17.1%, compared to the same period of the prior year. The increase was primarily due to a $2.1 million, or 40.8%, increase in depreciation, to $7.1 million. This increase in

PART I.   FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

depreciation is attributable to the capital expenditures associated with the rebuild of our Toledo cable system and continued rollout of cable modems and digital cable service. Basic cable programming expenses increased $418,000, or 8.4%, to $5.4 million, due to price increases from programming suppliers, offset by a decrease in total basic subscribers.

     Newspaper Publishing. Publishing operating expenses were $60.9 million, a decrease of $5.3 million, or 8.0%, from the three months ended September 30, 2001. The decrease was due to a $3.0 million, or 30.0%, decrease in newsprint and ink expense, resulting from a weighted-average price per ton decrease of $174.86, or 29.3%, and a 3.2% decrease in consumption from the same period of the prior year. Additional savings resulted from overall cost controls and headcount reductions.

     Television Broadcasting. Broadcasting operating expenses were $8.6 million, a decrease of $309,000, or 3.5%, from the same period of the prior year. The decrease results primarily from cost controls implemented to offset salary and inflationary costs, with reductions in news departments of $178,000, or 12.3% and in general and administrative expenses of $144,000, or 7.1%.

     Other Communications . Other communications operating expenses were $6.2 million, a decrease of $345,000, or 5.3%, from the same period of 2001. This variance is primarily due to a decrease of $304,000, or 13.0% in operating expenses related to security alarm system sales and monitoring caused by a decrease in sales volumes, as well as by cost control initiatives.

Operating Income

     Operating income increased $2.8 million as compared to the three months ended September 30, 2001. Cable operating income decreased $642,000 due to increases in depreciation and basic cable programming expenses, partially offset by revenue growth generated from rate increases and rollout of new services. Publishing operating income increased $1.5 million, primarily due to newsprint savings and the implementation of an overall expense reduction program, offset by decreases in advertising revenue. Broadcasting operating income increased $1.7 million due to advertising revenue growth in all categories and an overall expense reduction program. Other communications operating income increased $1.7 million due to revenue growth from increased telephony sales and decreased operating expense. Corporate general and administrative expenses increased $1.4 million from the prior year due to increases in salary expense, professional fees, and amortization of deferred financing costs.

Net Income

     For the three months ended September 30, 2002, the company reported a net loss of $3.4 million compared to a $6.4 million net loss reported for the three months ended September 30, 2001. The decrease in net loss is due to the increase in operating income and a $2.8 million decrease in the expense attributable to the change in fair value of interest rate swaps, partially offset by the increase in interest expense of $1.3 million.

Depreciation and Amortization

     Depreciation and amortization increased $1.1 million, or 9.7%, as compared to the same period of the prior year. The increase was primarily due to asset additions resulting from the rebuild of our cable system in Toledo and other capital expenditures to maintain operating assets, partially offset by the effect of the non-amortization provisions of SFAS No. 142, adopted in the current year.

EBITDA

     EBITDA increased $2.4 million, or 19.6%, as compared to the three months ended September 30, 2001. EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization (including amortization of broadcast rights), other non-cash charges, gains or losses on disposition of assets, other non-recurring items, and extraordinary items and after payments for broadcast rights. EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, or other measures of financial performance and liquidity reported in accordance with U.S. generally accepted accounting principles. EBITDA as a percentage of revenue increased to 14.4% in the three months ended September 30, 2002, from 12.3% in the same period of the prior year. The increase in EBITDA margin was primarily due to the continued rollout of high margin advanced cable products, lower newsprint prices, efficiencies gained due to continued growth in our telephony customer base, and the implementation of overall expense reduction programs.

PART I.   FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues

     Total revenues for the nine-month period ended September 30, 2002 increased $7.5 million, or 2.5%, as compared to the nine months ended September 30, 2001, to $311.6 million from $304.1 million. This increase was primarily attributable to cable, broadcast and telephony operations, offset by a decrease in publishing revenues as discussed below.

     Cable Television. Cable revenue was $75.5 million, an increase of $9.6 million, or 14.5%, as compared to the same period of the prior year. The increase in cable revenue was principally the result of an increase of $8.17, to $54.44, in the average monthly revenue per basic subscriber, based on the average number of subscribers throughout the period. An increase in the monthly basic cable service charge and continued rollout of new services drove the increase in average monthly revenue per subscriber. Average monthly high-speed data revenue per customer was $46.34, an increase of $3.16 as compared to the first nine months of 2001. Since the launch of the digital product in fall of 2001, average monthly digital revenue per home has grown to $14.94 for the nine months ended September 30, 2002.

     Revenue generating units increased in the digital and high-speed data categories during the nine months ended September 30, 2002. Net digital additions totaled 11,299 for the period, resulting in 19,674 digital homes as of September 30, 2002. Year-to-date net high-speed data additions totaled 7,655, resulting in 20,829 high-speed data customers as of September 30, 2002. Basic subscribers at the end of the period totaled 153,450, a decrease of 4,997 basic subscribers from the same period of the prior year. This is due to the decrease of 5,261 basic subscribers recognized upon consummation of the March 2002 like-kind exchange of Monroe Cablevision, as adjusted to reflect the independent appraisal report. The increase in cable revenue also reflects certain dial-up Internet customers that began to be serviced by our cable operations in 2002. During the nine months ended September 30, 2002, our cable segment reported $951,000 of revenue relating to these customers for whom 2001 revenues were included in the other communications segment.

     Newspaper Publishing. Publishing revenue was $188.3 million, a decrease of $7.3 million, or 3.7%, as compared to the same period of 2001. The decrease consisted of a $7.0 million, or 4.5%, decrease in advertising revenue due to a decrease in classified advertising of $4.1 million, or 6.8%, resulting from continued softness in help-wanted advertising, as well as a decrease in local and national advertising of $578,000, or 0.7%, and $2.6 million, or 11.5%, respectively. The decrease in advertising revenue was due to the continued economic conditions that are generating lower advertising sales. Circulation and other revenue, which consists of third party and total market delivery, were consistent with same period of the prior year.

     Television Broadcasting. Broadcasting revenue was $28.1 million, an increase of $2.5 million, or 9.5%, as compared to the nine months ended September 30, 2001. The increase in broadcasting revenue was due to an increase in all categories of advertising revenue, particularly in national and political advertising, with increases of $1.2 million and $1.1 million, respectively. Increases in net revenue were partially offset by a proportional increase in agency commissions.

     Other Communications . Other communications revenue was $19.6 million, an increase of $2.8 million, or 16.6%, as compared to the same period of the prior year. The increase resulted from growth in telephony switched services revenue of $4.2 million (including an increase of $1.4 million in reciprocal compensation) resulting from growth in the telephony customer base. Since September 30, 2001, 128 new retail telephony customers have been added, representing a 27.6% increase. The growth in telephony revenue was partially offset by a reduction in revenue due to certain residential dial-up Internet customers now being serviced by our cable operations. Other communications results for the nine months ended September 30, 2001 included $915,000 of revenue relating to these Internet customers.

Operating Expenses

     Operating expenses for the nine months ended September 30, 2002 were $299.9 million, a decrease of $1.9 million, or 0.6%, as compared to the nine months ended September 30, 2001. The decrease in operating expense was largely attributable to decreased publishing expenses, which were partially offset by increased cable expenses.

PART I.   FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

     Cable Television . Cable operating expenses were $67.6 million, an increase of $11.4 million, or 20.3%, as compared to the same period of the prior year. The increase was primarily due to a $5.3 million, or 35.3%, increase in depreciation to $20.4 million. This increase in depreciation is attributable to the capital expenditures associated with the rebuild of our Toledo cable system and continued rollout of cable modems and digital cable service. Basic cable programming expenses increased $2.0 million, or 13.7%, to $16.7 million, due to price increases from programming suppliers. General and administrative expenses increased $2.7 million, or 43.9%, partially due to increased personal property taxes.

     Newspaper Publishing. Publishing operating expenses were $183.6 million, a decrease of $13.3 million, or 6.8%, from the same period of 2001. The decrease was principally due to a $7.4 million, or 25.1%, decrease in newsprint and ink expense, resulting from a weighted-average price per ton decrease of $144.61, or 24.7%, and a 3.0% decrease in consumption from the same period of the prior year. Additional savings resulted from overall cost controls and headcount reductions.

     Television Broadcasting. Broadcasting operating expenses were $26.6 million, a decrease of $901,000, or 3.3%, from the nine months ended September 30, 2001, partly due to a reduction in news department expenses of $426,000, or 10.0%. This decrease also reflects a reduction of $552,000 in expense related to amortization of intangibles due to implementation of SFAS No. 142 in the current year. Otherwise, operating expenses were held essentially flat due to general cost controls implemented to offset salary and inflationary costs.

     Other Communications . Other communications operating expenses were $19.1 million, a decrease of $1.0 million, or 5.0%, from the same period of 2001. The decrease was due to a $931,000, or 13.4%, decrease in operating expenses relating to security alarm system sales and monitoring caused by a decrease in sales volumes, as well as by cost control initiatives.

Operating Income

     Operating income increased $9.4 million as compared to the same period of the prior year. Cable operating income decreased $1.8 million primarily due to increases in depreciation and basic cable programming expenses, partially offset by revenue growth generated from rate increases and rollout of new services. Publishing operating income increased $6.0 million, primarily due to newsprint savings and the implementation of an overall expense reduction program. Broadcasting operating income increased $3.4 million due to revenue growth in all advertising categories and an overall expense reduction program. Other communications operating income increased $3.8 million due to revenue growth from increased telephony sales. Corporate general and administrative expenses increased $1.9 million from the same period of 2001 due primarily to increases in salary expense, professional fees, and amortization of deferred financing costs.

Net Income

     For the nine months ended September 30, 2002, the company reported net income of $2.7 million compared to a $12.8 million net loss reported for the nine months ended September 30, 2001. The increase in net income is due to the increase in operating income, a $21.1 million gain recognized on the like-kind exchange of Monroe Cablevision and a $4.0 million decrease in the expense attributable to the change in fair value of interest rate swaps, partially offset by a $9.0 million loss related to the early extinguishment of debt and a $2.5 million increase in interest expense.

Depreciation and Amortization

     Depreciation and amortization increased $3.0 million, or 9.0%, as compared to the same period of the prior year. The increase was primarily due to asset additions resulting from the rebuild of our cable system in Toledo and other capital expenditures to maintain operating assets, partially offset by the effect of the non-amortization provisions of SFAS No. 142, adopted in the current year.

EBITDA

     EBITDA increased $11.8 million, or 32.9%, as compared to the nine months ended September 30, 2001. EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization (including amortization of broadcast rights), other non-cash charges, gains or losses on disposition of assets, other non-recurring charges, and extraordinary items and after payments for broadcast rights. EBITDA as a percentage of revenue increased to 15.3% in the first nine months of 2002, from 11.8% in the same period of the prior year. The increase in EBITDA margin was primarily due to the continued rollout of high margin advanced cable products, lower newsprint prices, efficiencies gained due to continued growth in our telephony customer base, and the implementation of overall expense reduction programs.

PART I.   FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

Liquidity and Capital Resources

     Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our senior credit facilities. The need for liquidity arises primarily from capital expenditures and interest payable on the senior subordinated notes and the senior credit facility.

     Net cash provided by operating activities was $26.3 million and $22.3 million for the nine months ended September 30, 2002 and September 30, 2001, respectively. The net cash provided by operating activities is determined by adding back depreciation and amortization, and adjusting for other non-cash items, including, for the nine months ended September 30, 2002, a $2.2 million loss resulting from the change in fair value of interest rate swaps, a $21.1 million gain attributable to the exchange of Monroe Cablevision, Inc., and a $2.7 million write off of deferred financing costs related to extinguished debt. Net cash provided by operating activities also reflects a $7.0 million contribution to the corporate pension plan. No contributions were made in 2001. Cash used in investing activities was $21.5 million for the nine months ended September 30, 2002, compared to $47.7 million from the same period of the prior year. Net cash used in investing activities for the nine months ended September 30, 2002 includes $12.7 million to payoff cash advances on life insurance policies, offset by $12.1 million of proceeds received from Comcast Corp. in the exchange of Monroe Cablevision, Inc.

     Our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facility. We made capital expenditures of $21.0 million and $52.0 million, including capital leases, for the nine months ended September 30, 2002 and September 30, 2001, respectively. Capital expenditures for the nine months ended September 30, 2001 were used primarily to rebuild the Toledo cable system and maintain other operating assets. We expect to make capital expenditures of $16.9 million in the last quarter of 2002. These include the continued rollout of advanced cable services, continued rebuild of the cable system acquired from Comcast, conversion of two television stations to low power digital format in response to FCC requirements, and various other improvements to the publishing and broadcasting operations.

     Financing activities provided $3.0 million of cash for the nine months ended September 30, 2002, compared to $40.7 million from the same period of the prior year. During the first half of 2002, we refinanced the entirety of our previous debt outstanding, resulting in new proceeds of $250.0 million and $10.8 million of deferred finance costs. At September 30, 2002, the balances outstanding and available under our new senior credit facilities and subordinated notes were $249.8 million and $112.4 million, respectively, and the interest rate on the balance outstanding was 8.06%. At September 30, 2001, the balances outstanding and available under our previous senior credit facility and senior notes were $250.2 million and $8 million, respectively, and the interest rate on the balance outstanding was 7.26%. The increase in the effective interest rate generated an increase in interest expense of $2.5 million, or 17.6%.

     In April 2002, we issued $175 million of 9¼% senior subordinated notes. As noted above, the proceeds were used to repay our existing senior term loan and senior notes and to prepay a portion of our existing senior revolving credit facility. In May 2002, we entered into new senior credit facilities totaling $200.0 million. The proceeds were used to refinance the remaining balance of the existing senior revolving credit facility and will be used to fund future capital expenditures. The new senior credit facilities are guaranteed by substantially all of our present and future domestic subsidiaries and are collateralized by a pledge of substantially all of our and the guarantor subsidiaries’ material assets.

     We believe that funds generated from operations and the borrowing availability under our new senior credit facilities will be sufficient to finance our current operations, our cash obligations in connection with the planned capital expenditures, and our current and future financial obligations.

PART I.   FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

Quantitative and Qualitative Disclosure About Market Risk

     Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we have entered into interest rate swaps. As of September 30, 2002, our interest rate swap agreements expire in varying amounts through April 2009.

     The fair market value of $75.0 million of our long-term debt approximates its carrying value as it bears interest at floating rates. As of September 30, 2002, the estimated fair value of our interest rate swap agreements was $423,000, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

     As of September 30, 2002, we had entered into interest rate swaps that approximated $221 million, or 88.4%, of our borrowings under all of our credit facilities. The interest rate swaps consist of $121.0 million relating to our revolving credit and term loan agreements, and $100.0 million principal amount of the senior subordinated notes. In addition, we had entered into an interest rate swap agreement that has the economic effect of substantially offsetting $55.0 million notional amount of the $121.0 million notional amount of the swap agreements. In the event of an increase in market interest rates, the change in interest expense would be dependent upon the weighted average outstanding borrowings and derivative instruments in effect during the reporting period following the increase. Based on our current outstanding borrowings and interest rate swap contracts, our exposure to interest rate risk is not material.

Recent Accounting Pronouncements

     Effective January 1, 2001, the Company adopted Statement of the Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities , as amended by Statement Nos. 137 and 138, (collectively, SFAS No. 133), which requires the Company to record all derivatives on the balance sheet at fair value. At September 30, 2002, the Company participates in nine interest-rate swap contracts. One of these contracts is accounted for as a fair value hedge and therefore changes in the fair value of the derivative have no impact on the Company’s results of operations. The remaining contracts either do not qualify for hedge accounting or the Company has not elected to implement hedge accounting. Accordingly, a non-cash derivative valuation loss of $2,194,000 and $6,201,000 has been recognized during the nine-month periods ended September 30, 2002 and 2001, respectively.

     Effective January 1, 2002, the Company adopted SFAS No. 141, Business Combinations , and SFAS No. 142, Goodwill and Other Intangible Assets. Purchased goodwill and indefinite lived intangible assets are no longer amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. During the nine-month period ended September 30, 2001, the Company recognized $2,511,000 of amortization expense related to goodwill and indefinite-lived intangibles, resulting in a net loss of $10,246,000 when adjusted for the non-amortization provisions of SFAS No. 142. The Company has completed the initial impairment testing required by SFAS No. 142. No impairment charges have been recognized based on the results of this testing.

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. The adoption of this standard has had no effect on the Company’s consolidated results of operations or financial position for the nine months ended September 30, 2002.

     In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued and requires a gain or loss related to the extinguishment of debt to no longer be recorded as extraordinary item. The Company has elected early adoption as encouraged by SFAS No. 145, which would not otherwise require adoption until fiscal year 2003. As a result, losses on extinguishment of debt totaling $9.0 million are included in income from continuing operations at September 30, 2002.

     In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , was issued and applies to fiscal years beginning after December 31, 2002. The pronouncement requires certain costs associated with a restructuring, discontinued operation or plant closing to be recognized as incurred rather than at the date of commitment to an exit or disposal plan. The Company does not expect the adoption of this standard to significantly impact its financial position or results of operations.

PART I.   FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

Forward-Looking Statements

     Certain statements contained herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from expectations contained in such statements.

      Factors that may materially affect our future financial condition and results of operations, as well as any forward-looking statements, include economic and market conditions and many other factors beyond our control. For an additional discussion of risk factors relating to our future financial condition and results of operations, reference is made to the discussion under the caption “Risk Factors” in the Prospectus dated August 7, 2002 relating to the Company’s 9.25% Senior Subordinated Notes due 2009.

PART I.   FINANCIAL INFORMATION

Item 4. Controls and procedures

     The Managing Director and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Managing Director and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.1 Amendment No. 1 dated September 12, 2002 to the Credit Agreement dated May 15, 2002 by and among the Company and Bank of America N.A., as Administrative Agent

Exhibit 99.1 Certification of the Managing Director pursuant to 18 U.S.C. Sec. 1350.

Exhibit 99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCK COMMUNICATIONS, INC. (Registrant)

Date: November 14, 2002	By:	/s/ Allan Block

Allan Block Managing Director

Date: November 14, 2002	By:	/s/ Gary J. Blair

Gary J. Blair Executive Vice President / Chief Financial Officer

Certification of the Managing Director

I, Allan Block, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Block Communications, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as definted in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Allan Block

Name:	Allan Block
Title:	Managing Director
Date:	November 14, 2002

Certification of the Chief Financial Officer

I, Gary Blair, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Block Communications, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as definted in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

	d.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	e.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary J. Blair

Name:	Gary Blair
Title:	Executive Vice-President / Chief Financial Officer
Date:	November 14, 2002