Form 10-K
period 2002-12-31
BLOCK COMMUNICATIONS INC
filed 2003-03-27
CIK 1177238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to______

Commission File Number 333-96619

Block Communications, Inc.
______________________________
(Exact name of registrant as specified in its charter)

Ohio	34-4374555

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

541 N. Superior Street, Toledo, Ohio 43660

__________________
(Address of principal executive offices)
(Zip code)

(419) 724-6257
__________________
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  YES [X]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES [  ]  NO [X]

There is no public market for the registrant’s common equity, all of which is held by members of the Block family.

As of March 27, 2003, there were outstanding 29,400 shares of the registrant's Voting Common Stock and 427,786 shares of its Non-voting Common Stock.

BLOCK COMMUNICATIONS, INC.

FORM 10-K

Year Ended December 31, 2002

Forward-Looking Statements

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. Risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in greater detail in “Factors That Could Affect Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report.

Industry and Market Data

     In this report, we rely on and refer to information regarding the cable television, newspaper publishing and television broadcasting industries and our market share in the sectors in which we compete. We obtained this information from various industry publications, other publicly available information, market research and our own internal surveys and estimates. Industry publications generally state that the information therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information has not been independently verified and is not guaranteed. Similarly, other publicly available information, market research and our own internal surveys and estimates, while believed to be reliable, have not been independently verified, and we make no representation as to the accuracy or completeness of such information.

     Throughout this document, circulation data for the Pittsburgh Post-Gazette is based on average paid circulation for the twelve months ended March 31, 2000, 2001 and 2002, and circulation data for The Blade is based on average paid circulation for the twelve months ended September 30, 2000, 2001 and 2002, in each case as set forth in the Audit Bureau of Circulations (“ABC”) Audit Report for such period.

     There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings in this report are from the Nielsen Media Research dated November 2002 as estimated by the A.C. Nielsen Company.

PART I

Item 1. BUSINESS

     We are a privately held diversified media company with our primary operations in cable television, newspaper publishing and television broadcasting. We provide cable television service to the greater Toledo, Ohio metropolitan area (Buckeye CableSystem) and the Sandusky, Ohio area (Erie County CableSystem). At December 31, 2002, we had approximately 152,000 subscribers. Our primary cable system located in the greater Toledo metropolitan area serves approximately 133,000 subscribers. Excluding the subscribers acquired in the March 29, 2002 exchange described below, this system is 100% rebuilt to 870 MHz and is served by a single headend. Our Toledo system is one of the largest privately owned urban cable systems in the United States. We publish two daily metropolitan newspapers, the Pittsburgh Post-Gazette in Pittsburgh, Pennsylvania and The Blade in Toledo, each of which is the dominant publication in its market. The combined daily and Sunday average paid circulation of our two newspapers is approximately 385,100 and 601,400, respectively. We also own and operate four television stations: two in Louisville, Kentucky, and one each in Boise, Idaho and Lima, Ohio, and we are a two-thirds owner of a television station in Decatur, Illinois. For the year ended December 31, 2002, we had revenues, operating income, EBITDA and net income of $425.2 million, $17.2 million, $65.7 million and $2.5 million, respectively. See discussion of EBITDA set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report.

     Our shareholders, the Block family, have been in the media business for over 100 years. In 1926, the Block family acquired the first of the Company’s current holdings, The Blade, which was first published in 1835. We expanded our portfolio of newspapers in 1927 when we became the publisher of the Pittsburgh Post-Gazette. In 1965, we were awarded a franchise in Toledo to develop our cable system, which, with over 36 years of operating history, is one of the oldest continuously owned metropolitan cable systems in the United States. In 1972, we acquired the first of our current television broadcasting stations when we purchased WLIO in Lima.

     We have an experienced management team and are focused on improving the competitive position of our media properties as well as maximizing synergies between our cable television and newspaper publishing segments. In particular, we seek to capitalize upon our dominance of the cable and newspaper businesses in Toledo — a unique cross-ownership position for an urban market. We make extensive use of our newspaper and cable system to cross-promote our businesses at very low incremental costs. We can also offer advertisers multiple-media advertising strategies including newspaper, cable and Internet. The knowledge of our customers and markets gained from our various businesses enables us to identify our customers’ needs and tailor solutions to meet their business objectives.

     Our principal offices are located at 541 N. Superior Street, Toledo, Ohio 43660, and our telephone number is (419) 724-6257.

     Copies of this filing may be obtained at no charge by contacting Jodi Miehls at the above address.

Cable Television

     We provide cable television service to the greater Toledo metropolitan area (Buckeye CableSystem) and the Sandusky, Ohio area (Erie County CableSystem). We are the only significant cable operator in each of our markets. In addition to traditional cable television service, we also provide high-speed cable modem Internet access in both systems, and our Toledo system provides digital cable service. Our cable television operations generated revenues, operating income and EBITDA of $101.5 million, $10.1 million and $37.3 million, respectively, in the year ended December 31, 2002.

     In 1997, we began the rebuild of the Buckeye system from a one-way coaxial cable plant to an 870 MHz hybrid fiber coaxial (HFC) two-way interactive system. We have completed the rebuild of the cable system’s distribution plant and have converted Buckeye’s cable customers to the new system, excluding a small portion of customers acquired in the exchange described below. The rebuild allows Buckeye to provide advanced cable services that we believe will help us maintain our dominant position in the greater Toledo metropolitan area. These services currently include up to 245 analog and digital video and digital music channels, high-speed Internet and WorldGate interactive service. Future offerings may include video-on-demand, subscription video-on-demand and other services yet to be developed.

     On March 29, 2002, we completed an asset exchange with Comcast involving the exchange of our cable system in Monroe, Michigan, a lower growth area approximately 15 miles north of Toledo, for Comcast’s system in Bedford, Michigan, a Toledo suburb, plus a cash payment to us of $12.1 million. The exchange enables us to expand our subscriber base in a contiguous high-growth suburban area we already partially served and increase the efficiency of our cable cluster by reducing the number of our headends from three to two.

  Cable Television Business Strategy

     We are pursuing the following cable television strategies:

     Operate Highly Advanced and Efficient Cable Networks. We invested approximately $89 million to rebuild the Buckeye system to 870 MHz. Our rebuilt system allows us to offer higher margin advanced services, such as high-speed two-way cable modem and digital television. The rebuild also increased channel capacity to our current 245 analog and digital video and digital music channels, which can be significantly expanded by recapturing some of our 93 analog channels and converting them to digital channels. While most cable system operators have chosen to upgrade their systems to 750 MHz, we invested in the increased bandwidth, which provides additional capacity for future services.

     Upon conversion of the acquired Comcast subscribers in Bedford, approximately 88% of our total subscribers will be served by our advanced 870 MHz system from a single headend, which will reduce our operating costs. In addition, our Toledo headend was designed, and includes the necessary fiber interconnections, to serve our Erie County system as we begin our rebuild of that system in 2003. This would enable us to serve 100% of our subscribers from a single headend. While initially designed to support 500 homes per fiber node, our cable system can easily be divided to an average of 125 homes per fiber node when demand warrants. This allows us to efficiently increase subscribers and provide additional advanced services without sacrificing system performance or reliability.

     Utilize Significant Marketing Power. Buckeye CableSystem benefits from our dominant position as a multi-media provider in the greater Toledo metropolitan area. We believe we are the only urban cable operator in the United States with cross-ownership of the primary newspaper in its market. The Blade provides fill-in advertising space to market our cable services and to promote our brand awareness at a very low incremental cost. Our cable television business also includes our operation and ownership of WB TV5, a WB affiliate exclusive to cable in Northwest Ohio. We advertise our services on WB TV5 and on 34 other cable channels — over 10,000 spots per month in 2002 — providing us an additional low-cost advertising source. We use these marketing resources to promote existing services, enhance the introduction and roll-out of new services, and build a strong competitive barrier.

     Roll-out Advanced Services. Our investment in Buckeye’s state-of-the-art cable network combined with our significant marketing power positions us to successfully roll out advanced services and further increase our revenue per subscriber. For example, we launched in the third quarter of 2002 a comprehensive marketing campaign utilizing our advertising resources to advance the growth of our recent rollout of digital cable service. Digital cable customers exceeded 26,000 at December 31, 2002, a growth of nearly 18,000 customers during the twelve month period. In addition, we are evaluating new services such as high definition television, video-on-demand and subscription video-on-demand for future deployment.

     Maintain Superior Customer Satisfaction. Our Service TV® brand embodies our total commitment to providing superior cable television service, which has resulted in high levels of customer satisfaction and retention. We strive to provide exceptional programming and signal quality, and we continuously monitor our fiber nodes and power supplies to maintain a highly reliable cable system. We also operate a call center with customer relations representatives available around the clock, maintain convenient customer service locations and offer next day, two-hour appointment windows for installation or in-home repairs. We believe our superior customer service, along with our state-of-the art cable system, provide a significant defensive measure against direct broadcast satellite (DBS) operators and have in part contributed to DBS’s low penetration rate in Toledo, which at approximately 8% is half the national average of approximately 16%.

  Cable Television Services

     We offer our customers traditional cable television services and programming as well as new and advanced high bandwidth services currently consisting of high-speed Internet access and, in our Toledo system, digital cable service. We plan to continue to enhance these services by adding new programming and other advanced services as they are developed.

  Core Cable Television Services

     Our basic channel line-up and additional channel offerings for each system are designed according to demographics, programming preferences, channel capacity, competition and price sensitivity. Our core cable television service offerings include the following:

     Limited Basic Service. Our limited basic service includes, for a monthly fee, local broadcast channels, including network and independent stations, limited satellite-delivered programming, and local public, government, home-shopping and leased access channels.

     Expanded Basic Service. Our expanded basic service includes, for an additional monthly fee, various satellite-delivered networks such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TNT.

     Premium Service. Our premium services are satellite-delivered channels consisting principally of feature films, original programming, live sports events, concerts and other special entertainment features, usually presented without commercial interruption. HBO, Cinemax, Showtime and The Movie Channel are typical examples. Such premium programming services are offered both on a per-channel basis and as part of premium service packages designed to enhance customer value.

     The significant expansion of bandwidth capacity resulting from the rebuild of our Buckeye system will allow us to expand the use of multichannel packaging strategies for marketing and promoting premium and niche programming services. We believe that these packaging strategies will increase basic and premium penetration as well as revenue per subscriber.

     Pay-Per-View Service. Our pay-per-view services allow customers to pay to view a single showing of a feature film, live sporting event, concert or other special event, on an unedited, commercial-free basis.

  Advanced Analog Services

     Buckeye CableSystem offers advanced analog cable services to customers who do not subscribe to the higher priced digital cable service. This service utilizes a converter box that is substantially less expensive than a digital box. Buckeye’s advanced analog services include:

•	up to 93 analog video channels including 11 multiplexed premium channels and six pay-per-view channels;

•	a new product tier consisting of nine basic-type video channels and 32 digital music channels; and

•	an interactive on-screen program guide to help customers navigate the program choices and receive information about the programming.

  Digital Cable Services

     Digital video technology offers significant advantages. Most importantly, this technology allows us to greatly increase our channel offerings through the use of compression, which converts one analog channel into six to 12 digital channels. The implementation of digital technology has significantly enhanced and expanded the video and other service offerings we provide to our customers.

     Buckeye’s customers currently have available digital cable programming services that include:

•	74 analog video channels;

•	up to 30 bundled digital basic channels;

•	up to 33 multiplexed premium channels;

•	up to 63 pay-per-view movie and sports channels;

•	up to 45 digital music channels; and

•	an interactive on-screen program guide to help customers navigate the new digital choices and receive information about the programming.

     Digital cable services are available on 98% of Buckeye’s system, representing approximately 86% of our total subscribers. When we rebuild our Erie County system and complete the rebuild of the portion of the acquired Bedford system not currently passed by Buckeye’s system, 100% of our systems will have full-featured digital offerings, creating an opportunity to increase monthly revenue per subscriber.

  High-Speed Internet Access

     Our broadband cable networks enable data to be transmitted up to 35 times faster than traditional telephone modem technologies. This high-speed capability allows cable modem customers to receive and transmit large files from the Internet in a fraction of the time required when using the traditional telephone modem. It also allows much quicker response times when surfing the Internet, providing a richer experience for the customer. In addition, the two-way cable modem service offered by Buckeye’s system eliminates the need for a telephone line for Internet service, is always activated and does not require a customer to dial into the Internet service provider and await authorization.

     Two-way cable modem service is available on 98% of Buckeye’s system, representing approximately 86% of our total subscribers. Our Erie County system employs a one-way telco-return cable modem. When we upgrade the Erie County system, we will offer two-way cable modem service on that system.

  Television Based Internet Access

     Buckeye offers residential customers Internet access and email over the television using a set-top box and a wireless keyboard. Buckeye offers Internet over the television through WorldGate.

  Advertising

     We receive revenue from the sale of local advertising on satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TNT. We have an in-house production facility and a sales force covering our markets. Advertising sales accounted for 6.7% of our combined cable revenue for the year ended December 31, 2002.

  Future Services

     Interactive Services. Buckeye’s rebuilt cable network has the capacity to deliver various interactive television services, such as the following:

•	Video-on-demand and subscription video-on-demand which provide movies, programs, or special events on demand with the ability to fast forward, pause and rewind a program at will. Companies providing video-on-demand services include Concurrent Computer Corporation, N-Cube, Sea Change International and others.

•	Interactive viewing services enabled by middleware vendors such as Open TV and ICTV that provide viewers options such as various camera angles on sports broadcasts, access to ancillary programming, access to customer account information on the television, and the ability to play interactive games individually or against other subscribers.

•	Personal video recording that provides subscribers VCR-like capabilities to one touch record programs, pause and replay live television, and fast forward through commercials on recorded programs. This service also permits a subscriber to search for and record programming that matches the subscriber’s preferences.

•	Walled garden Internet access that provides restricted Internet access to sites created for television delivery that may feature local weather, news, or community events.

•	Cable modem Internet protocol second line telephone service that provides subscribers a non-lifeline phone line.

•	Tailored advertising that could allow cable networks to transmit advertisements tailored to several target audiences simultaneously during a single program transmission.

•	Enhanced programming information, interactive advertising and impulse sales enabled by application providers such as Wink Communications and Gemstar that allow subscribers to click on-screen icons for ancillary program information and e-commerce transactions.

     High Definition Television. In addition to interactive services, Buckeye is also testing high definition television services. The availability of this new programming format will keep us competitive with DBS. Buckeye CableSystem intends to offer a package of both local and satellite-derived high definition television channels for our high-end customers in 2003.

  Pricing of Our Services

     Our cable revenues are derived primarily from the monthly fees our customers pay for cable services. Our rates vary by the market served and by the type of service selected and are usually adjusted annually. As of December 31, 2002, our monthly fees for expanded basic cable service were $34.24 for Buckeye and $33.15 for Erie County. Effective January 1, 2003, we increased our average monthly fees for expanded basic service to $36.99 for Buckeye and $36.15 for Erie County. A one-time installation fee is charged to new customers, but may be waived during certain promotions. We believe our rate practices are in accordance with the FCC guidelines and are consistent with industry practices.

     Our service offerings vary by market because of differences in the bandwidth of our cable networks and franchise requirements. The current monthly price ranges for our cable services on a stand-alone basis are as follows:

Service	Price Range

Limited basic cable service	$10.20 - $11.99
Expanded basic cable service	$29.95 - $36.99
Premium services	$8.95 - $12.95
Pay-Per-View (per event)	$3.95 - $49.95
Digital cable packages	$43.94 - $85.99
High-speed cable modem:
Residential (cable subscriber)	$39.99 - $44.99
Residential (cable nonsubscriber — Buckeye only)	$54.99
Commercial	$79.99
WorldGate Internet service	$12.95

     We also offer packages of cable services at discounts from the stand-alone rates for each individual service.

  Cable Systems

     The following table sets forth selected financial, operating and technical information regarding our cable systems:

	Buckeye	Erie County	Monroe
	CableSystem	CableSystem	CableSytem (1)	Totals

Financial Data:
Revenue (in thousands)
Year ended December 31, 2002	$89,885	$10,270	$1,319	$101,474
Average monthly revenue per basic subscriber (2):
Year ended December 31, 2002	$56.62	$43.59	$43.06	$54.93
Cable Operating Data
(as of December 31, 2002):
Basic:
Homes passed (3)	217,489	29,057	—	246,546
Subscribers	133,377	19,015	—	152,392
Penetration (4)	61.3%	65.4%	—	61.8%
Premium:
Units (5)	66,055	4,105	—	70,160
Penetration (6)	49.5%	21.6%	—	46.0%
Digital:
Digital-ready basic subscribers (7)	131,173	—	—	131,173
Subscribers	26,092	—	—	26,092
Penetration (8)	19.9%	—	—	19.9%
Cable Modem:
Homes passed (3)	217,489	29,057	—	246,546
Subscribers	22,066	499	—	22,565
Penetration (4)	10.1%	1.7%	—	9.2%
Cable Network Data: (9)
Miles of plant	2,490	370	—	2,860
Density	87	79	—	86
Plant bandwidth
870 MHz	95.9%	—	—	83.5%
450 MHz	4.1%	—	—	3.5%
430 MHz	—	100.0%	—	13.0%

(1)	On March 29, 2002, we completed the exchange of the assets of Monroe CableSystem for the assets of Comcast’s Bedford, Michigan cable system. Cable operating data for Buckeye CableSystem includes the pre-existing Bedford subscribers serviced by Buckeye CableSystem 5,004 new subscribers acquired from Comcast, as adjusted to reflect the independent appraisal report. The revenue information includes the acquired Bedford, Michigan subscribers from March 29, 2002. The information for Monroe CableSystem relates to the system disposed of in the exchange.

(2)	Represents average monthly revenues for the period divided by the average number of basic subscribers throughout the period. Monroe CableSystem represents the average monthly revenue for the period of January 1, 2002 through March 28, 2002.

(3)	Represents the number of living units, such as single residence homes, apartments and condominiums, passed by the cable television distribution network in a given cable system service area to which we offer the named service.

(4)	Represents subscribers to the named service as a percentage of homes passed.

(5)	Represents the number of subscriptions to premium services. A subscriber may purchase more than one premium service, each of which is counted as a separate premium service unit.

(6)	Represents premium service units as a percentage of basic subscribers. This ratio may be greater than 100% if the average basic subscriber subscribes to more than one premium service unit.

(7)	Represents basic subscribers to whom digital service is available.

(8)	Represents digital subscribers as a percentage of digital-ready basic subscribers.

(9)	Density represents homes passed divided by miles of plant. Plant bandwidth represents the percentage of plant mileage within a system served by the indicated plant bandwidth.

  Markets Served

     Greater Toledo Metropolitan Area. As of December 31, 2002, Buckeye’s system passed approximately 217,500 homes and served approximately 133,000 basic subscribers. The 25 franchises served by Buckeye have a combined population of approximately 554,000. With a population of 617,606, the three-county Toledo Metropolitan Statistical Area is the 68th largest MSA in the country. Toledo’s major non-governmental employers include ProMedica Health Systems, Mercy Health Partners, Daimler-Chrysler, Bowling Green State University, The University of Toledo, General Motors, Sauder Woodworking and the Medical College of Ohio. Other significant Toledo-based companies include Dana Corporation, Owens-Illinois and Pilkington Glass.

     Sandusky, Ohio. As of December 31, 2002, our Erie County system passed approximately 29,000 homes and served approximately 19,000 basic subscribers. The 10 franchises served by our Erie County system have a combined population of approximately 73,000. Sandusky’s major non-governmental employers include Cedar Fair/Cedar Point, Delphi Automotive System, Visteon Automotive Systems and Firelands Community Hospital.

  System Design

     The architecture of Buckeye’s 870 MHz HFC system consists of approximately 2,389 route miles, passing approximately 213,500 households and serving approximately 131,000 customers. The system includes a single headend serving all pre-existing Buckeye subscribers who have been converted to the new system and will serve the acquired Bedford subscribers when converted. The new headend was completed at the beginning of 1997 to coincide with the beginning of the system rebuild. Thirteen hubs located throughout the greater Toledo metropolitan area are connected by redundant fiber-optic cable rings back to the master headend, thereby reducing the frequency and size of service outages. From each of these thirteen hubs, fiber-optic cable extends to nodes, each serving on average 500 homes. Coaxial cable connects the node to each customer’s home or building.

     The system was also designed to provide a clean migration path to future system needs by allowing additional spectrum to be allocated to interactive services as conditions require. The system provides for 12 strands of fiber to each node with two strands activated and 10 strands reserved for future services. Moreover, the 500-home fiber nodes can easily be divided to an average of 125 homes per fiber node when demand warrants. As more individualized services are offered, this additional bandwidth will reduce the need for future construction and will provide great flexibility in our provision of services to our customers.

     The rebuilt system currently offers 93 analog video channels on our advanced analog service and approximately 245 analog and digital video and digital music channels on our digital cable service. The system offers the ability to significantly increase channel capacity by recapturing some of the analog channels and converting them to digital channels.

     We monitor all of the fiber nodes and power supplies in Buckeye’s cable network 24 hours per day, seven days per week, providing reliable service and high customer satisfaction. The cost of this monitoring is shared by our cable and telephone operations. In addition, we have a supporting power system that was built to provide battery backup for four to six hours in the event of a local power outage. For more extended power outages, generators can be used to provide power indefinitely. This is critical as “always on” services such as cable modems and other two-way telecommunications services become more prevalent.

     Our Erie County system currently operates on a 430 MHz one-way coaxial cable plant with approximately 370 route miles, including 33 route miles of fiber-optic cable. We plan to rebuild our Erie County system to a 870 MHz two-way interactive system, beginning in second quarter 2003. When this occurs, our Erie County system, which currently operates primarily through its own headend, will receive most of its programming and services through the Toledo headend, thereby reducing operating costs.

  Sales and Marketing

     Buckeye markets its cable services through the use of our dominant advertising resources in the greater Toledo metropolitan area. Because of our advertising strength, most of Buckeye’s cable television service sales result from customer and potential customer inquiries. We invest a significant amount of time, effort and financial resources in the training and evaluation of our marketing professionals and customer relations representatives. Our customer sales representatives use their frequent contact with our customers as opportunities to sell our new services. As a result, we can accelerate the introduction of new services to our customers and achieve high success rates in attracting and retaining customers. Buckeye also has its own telemarketing staff for outbound sales calls and a door-to-door sales team utilizing in-house and outsourced personnel. Erie County markets its cable services through use of its advertising availability rights on its cable channels for spot advertising, as well as through bill inserts, direct mail and radio and print media advertising.

  Programming

     We believe that providing a large selection of conveniently scheduled programming is an important factor influencing a customer’s decision to subscribe to and retain our cable services. To appeal to both existing and potential customers, we devote considerable resources to obtaining access to a wide range of programming. We determine channel offerings in each of our markets by reviewing market research and examining customer demographics and local programming preferences. We contract with suppliers to obtain programming for our systems, payment for which is typically based on a fixed fee per customer per month. These contracts are typically for a fixed period of time and are subject to negotiated renewal. We purchase the majority of our cable programming through the National Cable Television Cooperative (“NCTC”). This organization aggregates more than 10 million cable subscribers for the purpose of obtaining programming at volume-based discounts. We also purchase programming directly from suppliers who do not have agreements with the NCTC or if they can provide better terms than through the NCTC.

     Along with the rest of the cable industry, we have felt the impact of increasing programming costs. Programming is our cable systems’ largest cash operating expense. Our basic cable programming costs increased by 11.0% and 16.6% in 2002 and 2001, respectively. This is primarily due to increasing costs for sports programming and our need for new channels to match satellite competition. Because of our size, we are unable to negotiate the more favorable rates that are granted to large national multiple system operators. For 2002, the negative impact on our cable margins due to higher programming costs was estimated to be 400 to 500 basis points.

     In 1989, Buckeye launched TV5, a locally programmed channel that is run in the same manner as a broadcast station — obtaining its own programming through syndicators, arranging for coverage of local and regional sports contests and doing its own independent marketing. TV5 was conceived to provide us with a competitive advantage should an overbuilder become active in our service area. In 1995, TV5 became the exclusive market affiliate for the WB network, the first cable channel in the country to be so designated. Its popularity continues to increase. Buckeye has contracted to provide WB TV5 to cable operators in other cities in the Toledo DMA, which adds to its popularity and provides more viewers for advertising. WB TV5 will be distributed to approximately 225,000 cable households by mid-2003.

     Buckeye also operates a Community Channel on which locally produced programming is shown free of charge if it is deemed of sufficient interest. In addition to programming provided by outsiders, Buckeye provides live coverage of Toledo City Council meetings and produces about 25 high school football and basketball games each year. These are shown once on the Community Channel and once on WB TV5. We have also offered to cablecast a select number of council and trustees meetings from other franchise areas.

  Franchises

     Cable television systems are constructed and operated under fixed-term, non-exclusive franchises or other types of operating permits granted by local governmental authorities. Franchises typically contain many conditions, such as:

•	time limitations on commencement and completion of system construction;

•	conditions of service, including mix of programming required to meet the needs and interests of the community;

•	the provision of free service to schools and certain other public institutions;

•	the maintenance of insurance and indemnity bonds; and

•	the payment of fees to communities.

     Certain provisions of these local franchises are subject to limits imposed by federal law.

     We hold a total of 35 franchises, including three acquired in the Monroe-Bedford exchange. These franchises require the payment of fees to the issuing authorities ranging from 3% to 5% of gross revenues (as defined by each franchise agreement) from the related cable system. The Cable Communications Policy Act of 1984 (“1984 Cable Act”) prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues and permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

     Buckeye has 25 franchises, most of which have 20 year terms and 99% of Buckeye’s subscribers are covered under agreements that expire after 2016. Erie County has a total of 10 franchises and 98% of Erie County’s subscribers are covered under agreements with expiration dates in 2011 or thereafter.

     The 1984 Cable Act and the Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) provide, among other things, for an orderly franchise renewal process, which limits a franchising authority’s ability to deny a franchise renewal if the incumbent operator follows prescribed renewal procedures. In addition, the 1984 and 1992 Cable Acts establish comprehensive renewal procedures, which require, when properly elected by an operator, that an incumbent franchisee’s renewal application be assessed on its own merits and not as part of a comparative process with competing applications. Upon a franchise renewal request, however, a franchise authority may seek to add new and more onerous requirements upon the cable operator, such as significant upgrades in facilities and services or increased franchise fees, as a condition of renewal. We believe that our relationships with local franchise authorities are excellent.

  Competition — Cable Television Services

     Cable television systems face competition from alternative methods of distributing video programming and from other sources of news, information and entertainment. These include off-air television broadcast programming, direct broadcast satellite, newspapers, movie theaters, live sporting events, interactive online computer services and home video products, including VCRs and DVDs. The extent to which a cable television system is competitive depends, in part, upon that system’s ability to provide, at a reasonable price to customers, a greater variety of programming and other communications services than those available off-air or through alternative delivery sources and upon superior technical performance and customer service.

     Off-Air Broadcast Television. Viewers who do not wish to pay for television programming have the option of receiving broadcast signals directly from local television broadcasting stations. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by the cable system. Viewers in the service area of Buckeye’s system are able to receive over-the-air signals of varying quality from up to 13 broadcast stations, and viewers in the service area of our Erie County system are able to receive such signals from up to 16 broadcast stations.

     Direct Broadcast Satellites. The fastest growing method of satellite distribution is by high-powered direct broadcast satellites utilizing video compression technology, which provides programming comparable to our digital cable service. Direct broadcast satellite service can be received virtually anywhere in the United States through small rooftop or side-mounted dish antennae that are generally not subject to local restrictions on location and use. Direct broadcast satellite service is presently being heavily marketed on a nationwide basis by DirecTV and EchoStar. Both of these providers offer service in the Toledo and Erie County markets. Direct broadcast satellite systems offer multichannel video programming packages which are similar to our packages of video services. However, they do not currently offer local channels in the Toledo area and offer them in Erie County only at an additional monthly cost. At

December 31, 2002, the rate of penetration of direct broadcast satellite nationally was 16%. At the same date, the penetration rate was approximately 8% in the zip codes in which Buckeye operates and approximately 11% in the zip codes in which Erie County operates.

     Competing Franchises. Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis. Franchising authorities may not unreasonably deny requests for additional franchises and may operate cable television systems themselves. Well-financed businesses from outside the cable television industry (such as the public utilities that own the poles to which cable is attached) may become competitors for franchises or providers of competing services. In the Toledo market, Buckeye faces cable competition from Adelphia in a few outlying areas where the two systems have overbuilt plant passing approximately 6,600 homes, or less than 3% of the total homes passed by our cable systems. We believe that the capital costs of matching Buckeye’s rebuilt system, together with our advertising dominance and our customer service reputation, pose a formidable competitive barrier. In its market, Erie County does not currently face competition from competing cable operators.

     Satellite Master Antenna Television Systems (SMATV). Cable television operators also face competition from private satellite master antenna television systems that serve condominiums, apartment and office complexes and private residential developments. As long as they do not use public rights-of-way, satellite master antenna television systems can interconnect non-commonly owned buildings without having to comply with many of the local, state and federal regulations that are imposed on cable television systems. We are aware of one SMATV operator, which has approximately 125 subscribers, in the Toledo area. We are not aware of any SMATV operators in our Erie County service area.

     Local Multipoint Distribution Service. Local multipoint distribution service, a new wireless service, can deliver over 100 channels of programming directly to consumers’ homes. It is uncertain whether this spectrum will be used to compete with franchised cable television systems.

     Multichannel Multipoint Distribution Systems. Multichannel multipoint distribution systems use low power microwave frequencies to transmit video programming over the air to customers. Wireless distribution services provide many of the same programming services as cable television systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. We are aware of only one competitor offering this service at this time.

     Local Exchange Carriers. The Telecommunications Act of 1996 (“1996 Telecom Act”) allows local exchange carriers and others to compete with cable television systems and other video services in their telephone service territory, subject to certain regulatory requirements. Unlike cable television systems, local exchange carriers are not required, under certain circumstances, to obtain local franchises to deliver video services and are not subject to certain obligations imposed under such franchises. Local exchange carriers use a variety of distribution methods, including both broadband wire facilities and wireless transmission facilities within and outside of their telephone service areas. Local exchange carriers and other telephone companies have an existing relationship with the households in their service areas and have substantial financial resources. Local exchange carriers do not currently offer television cable service in any of our markets, and we are not aware of any plans for such service to be provided.

     Other New Technologies. Other new technologies may compete with cable television systems. Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environments, are constantly occurring. We are not, therefore, able to predict the effect that current or future developments might have on the cable industry or on our operations. See “Forward-Looking Statements.”

  Competition — Internet Services

     We first began to offer broadband Internet access in mid-1999. As of December 31, 2002, we had approximately 22,500 broadband Internet subscribers, primarily in the Toledo area. Competition for broadband Internet services in our markets includes digital subscriber line services provided by or through local telephone exchange carriers and wireless broadband Internet services provided by wireless communications companies. Digital subscriber line technology, known as DSL, allows Internet access to subscribers over conventional telephone lines at data transmission speeds comparable to those of cable modems, putting it in direct competition with cable modem service.

     Numerous companies, including telephone companies, have introduced DSL service, and certain telephone companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. DSL and wireless broadband services are offered in some portions of our service area. We are unable to predict the likelihood of success of these competing broadband Internet services. However, we believe that our technology, local customer service reputation and ability to package bundled video and Internet services will provide us with competitive advantages.

     Our broadband Internet services also compete for customers with traditional slower-speed dial-up Internet service providers, commonly known as ISPs. Traditional dial-up ISP services have the advantages of lower price, earlier market entry, and in some cases nationwide marketing and proprietary content. We believe that over time the rapid development of rich broadband content will persuade more and more customers of the advantages of a broadband connection.

     The FCC has initiated a rulemaking proceeding into the appropriate regulatory treatment of Internet offered on cable systems. We are unable to predict the outcome of this proceeding or its effects upon our business.

Newspaper Publishing

     Our two daily metropolitan newspapers, the Pittsburgh Post-Gazette and The Blade, are the dominant newspapers in their respective markets. Our newspapers have a combined daily and Sunday average paid circulation of approximately 385,100 and 601,400, respectively. We believe the leading positions of our newspapers result from our long standing presence, our commitment to high standards of journalistic excellence and integrity, and our emphasis on local news, local impacts of national and international news, and service to our communities. Our newspapers have received many national and regional awards for editorial excellence. Our newspaper publishing operations generated revenues, operating income and EBITDA of $257.3 million, $8.1 million and $19.6 million, respectively, in the year ended December 31, 2002. We are pursuing the following newspaper publishing strategies:

     Produce the Highest Quality Newspaper in Our Markets. We believe our reputation for producing high-quality publications is the foundation for our publishing success. We are frequently recognized by our industry for the quality of our journalism. Both newspapers have won numerous awards, including Pulitzer Prizes for Photography awarded to the Post-Gazette in 1992 and 1998 and the Investigative Reporters and Editors Medal awarded to The Blade in 2000. The Pennsylvania Newspaper Publishers Association named the Post-Gazette as Pennsylvania’s Newspaper of the Year in 2002 and 2001. We maintain a highly regarded staff of columnists and editors committed to excellence, and we are continuously seeking to improve our publications.

     Implement Cost Rationalization Initiatives. To improve cash flow at our newspapers, we have embarked upon a comprehensive review of our cost structure, including labor expenses and other significant operating costs. We are currently reviewing staffing requirements for opportunities to realize labor efficiencies. With respect to other operating costs, our newspapers coordinate purchasing requirements and have achieved favorable terms on newsprint purchases. In addition, we have reduced the page width at The Blade from 54 to 50 inches during the third quarter of 2002. We also plan to reduce the page width at Post-Gazette from 54 inches to 50 inches by the end of 2004. We anticipate this will reduce our annual newsprint consumption by approximately 7%. If this initiative had been completed by January 1, 2002, we would have realized savings of approximately $1.9 million in newsprint costs for the year ended December 31, 2002.

     Strengthen our Brands by Focusing on Local News and Community Service. Each of our newspapers is a leading local news and information source with strong brand recognition in its market. We believe that maintaining our position as a primary source of local news will continue to provide a powerful platform upon which to serve the local communities and local advertisers. We intend to continue to increase brand awareness and market penetration through local marketing partnerships, creative subscriber campaigns, strong customer service and the use of our two interactive online newspaper editions. Our two Web sites, post-gazette.com and toledoblade.com, are the most frequently visited local media sites in their respective markets according to an independent research organization. These two leading sites increase our market presence and provide an additional source of advertising revenue.

     Pursue Circulation and Other Revenue Growth Opportunities. We are continuously evaluating ways to expand circulation and increase revenues. We are using new suburban zone coverage, customer service programs and targeted marketing campaigns to increase our circulation. We believe that through the use of zoning (news and advertising directed to a particular local area), research, and demographic studies, our marketing programs better meet the unique needs of individual advertisers, thus maximizing advertising revenues. Capitalizing on our high penetration, we have also launched in Toledo a broad market coverage program in which we deliver preprinted advertising inserts to all subscriber and non-subscriber households in areas targeted by the advertiser. We also plan to grow our revenue by expanding our delivery services for third-party publishers and increasing advertising on our Web sites.

  The Pittsburgh Post-Gazette

     Founded in 1786, the Pittsburgh Post-Gazette is the leading newspaper in Pittsburgh and Western Pennsylvania and has a long history of service and journalistic excellence. The Post-Gazette has more than twice the circulation of any other newspaper in the Pittsburgh Metropolitan Statistical Area (MSA). The Post-Gazette has a daily average paid circulation of approximately 245,000 and a Sunday average paid circulation of approximately 410,900, resulting in penetration of approximately 40% daily and 60% Sunday in the Pittsburgh city zone (Pittsburgh and nearby suburbs). Our dominant market position allows us to capture advertising revenue significantly greater than that of any other newspaper in this market.

     The Post-Gazette is a morning daily and Sunday newspaper covering 16 counties in Western Pennsylvania, Northern West Virginia and Western Maryland, including the greater Pittsburgh metropolitan area. With a population of 2.4 million, the six-county Pittsburgh MSA is currently the 22nd largest MSA in the United States. The population of the 16-county area served by the Post-Gazette is approximately 2.9 million. Pittsburgh’s major non-governmental employers include UPMC Health System, US Airways, West Penn Allegheny Health System, the University of Pittsburgh, PNC Financial Services Group and United States Steel Corporation. Other significant Pittsburgh-based companies include H.J. Heinz Company, PPG Industries, Federated Investors, Alcoa and FreeMarkets.

     The following table sets forth certain circulation, advertising lineage and operating revenue information for the Post-Gazette for the past three years:

	2000	2001	2002

Circulation (1):
Daily (excluding Saturday)	241,524	241,827	244,969
Sunday	417,815	412,691	410,879
Advertising lineage (in thousands of inches):
Retail	670	613	564
General	144	143	139
Classified	787	671	646

Total	1,601	1,427	1,349
Part run	208	204	217

Total inches	1,809	1,631	1,566

Operating revenues (in thousands):
Third-party advertising	$160,611	$147,735	$142,890
Circulation	33,800	32,663	32,157
Other	1,076	1,518	1,668

Total revenues	$195,487	$181,916	$176,715

(1)	From the ABC Audit Reports as of March 31 of each year.

     The Post-Gazette concentrates on local and regional news of Pittsburgh and Western Pennsylvania and has 236 full-time and 45 part-time editors, reporters and photographers on its staff. It draws upon the news reporting facilities of the major wire services and, with The Blade, maintains a three-person bureau in Washington, D.C. The Post-Gazette also maintains a news bureau in Harrisburg, Pennsylvania, the state capital, and five local news bureaus in the Pittsburgh metropolitan area.

     The Post-Gazette publishes and distributes all of its newspapers from its printing facilities in downtown Pittsburgh to 19 distribution centers located throughout the greater Pittsburgh area. Sophisticated computer systems are used for writing, editing, composing and producing the printing plates used in each edition. The Post-Gazette has seven letterpress presses with new color flexo units on each press. The flexo units provide state-of-the-art color to the fronts and backs of most sections. Daily inserts are assembled at our downtown facility. Sunday inserts are assembled at a separate plant, five miles from our downtown plant, and transported directly to our distribution centers. Our five-year capital plan includes a reconfiguration and renovation of our press lines and mailroom in 2003 and 2004.

     The Post-Gazette is distributed primarily through independent home delivery carriers and single-copy dealers. Home delivery accounted for approximately 76% of circulation for the daily editions and approximately 58% of circulation for the Sunday edition during 2002. The newsstand price is $0.50 for the daily paper and $1.50 for the Sunday edition. Annual rates for direct payment subscriptions are $140.92 for daily and Sunday, $96.20 for Friday, Saturday and Sunday, $78.00 for Sunday only and $78.00 for Monday through Friday.

  The Blade

     Founded in 1835, The Blade is the leading newspaper in Northwest Ohio by average paid circulation and has a significant influence on the civic, political, economic and cultural life of its subscribers and the communities it serves. The Blade is the oldest continuing business in Toledo and has no significant newspaper competition. The Blade has a daily average paid circulation of approximately 140,100 and a Sunday average paid circulation of approximately 190,500, resulting in penetration in the Toledo city zone (Toledo and nearby suburbs) of approximately 51% daily and 65% Sunday, the highest Sunday city zone penetration rate of any newspaper in Ohio. This combination of high circulation and penetration is central to our success in attracting advertising and maintaining our dominant share of market revenue.

     The Blade is a morning daily and Sunday newspaper covering 14 counties in northwest Ohio and southeast Michigan, including the greater Toledo metropolitan area. With a population of 617,606, the three-county Toledo MSA is currently the 68th largest MSA in the United States. The combined population of the 14-county area served by The Blade is approximately 1,264,000. Toledo’s major non-governmental employers include ProMedica Health Systems, Mercy Health Partners, Daimler-Chrysler, Bowling Green State University, The University of Toledo, General Motors, Sauder Woodworking and the Medical College of Ohio. Other significant Toledo-based companies include Dana Corporation, Owens-Illinois, HCR ManorCare and Pilkington Glass.

     The following table sets forth certain circulation, advertising lineage and operating revenue information for The Blade for the past three years:

	2000	2001	2002

Circulation (1):
Daily (including Saturday)	140,119	138,819	140,101
Sunday	193,190	190,794	190,526
Advertising lineage (in thousands of inches):
Retail	563	484	450
General	80	79	64
Classified	460	395	402

Total inches	1,103	958	916

Operating revenues (in thousands):
Advertising	$80,362	$69,431	$66,348
Intercompany advertising	(6,913)	(5,262)	(3,752)
Circulation	16,873	17,317	17,789
Other	908	1,277	156

Total revenues	$91,230	$82,763	$80,541

(1)	From the ABC Audit Reports as of September 30 of each year.

     The Blade concentrates on local and regional news of northwest Ohio, and extensive coverage of state government. It has 147 full-time and 18 part-time editors, reporters and photographers on its staff. It draws upon the news reporting facilities of the major wire services and, with the Post-Gazette, maintains a three-person bureau in Washington, D.C. The Blade also maintains a news bureau in Columbus, Ohio, the state capital, and three local news offices in the Toledo metropolitan area.

     The Blade publishes and distributes all of its newspapers from its printing facility in downtown Toledo to eight distribution centers throughout the metropolitan Toledo area. Sophisticated computer systems are used for writing, editing, composing and producing each edition. The Blade has three color flexo presses, each with nine press units, which produce state-of-the-art color, and clean, clear images. Daily and Sunday inserts are assembled at a downtown facility near The Blade’s main production plant.

     The Blade is distributed primarily through independent home delivery carriers and single-copy dealers. Home delivery accounted for approximately 82% of circulation for the daily editions and approximately 74% of circulation for the Sunday edition during 2002. The newsstand price is $0.50 for the daily paper and $1.50 for the Sunday edition. Annual subscription rates are $143.00 for daily and Sunday, $83.20 for Sunday only and $74.88 for daily only.

  Advertising

     Substantially all of our advertising revenues are derived from local and national retailers and classified advertisers. Advertising rates and rate structures vary between our newspapers and are based, among other things, on advertising effectiveness, local market conditions, circulation, readership and type of advertising (whether classified, national or retail). Our advertising revenues are not reliant upon any one company or industry, but rather are supported by a variety of companies and industries, including realtors, car dealerships, grocery stores and other local businesses. Our largest single advertiser accounted for 3.9% of our publishing segment’s total net advertising revenues in 2002.

     The contributions of retail, classified and national advertising to third-party advertising revenues for the past three years were as follows:

	Year ended December 31,

	2000	2001	2002

Advertising revenues (in thousands):
Retail	$116,504	$108,694	$108,425
Classified	94,943	78,944	73,259
National	29,526	29,528	27,554

Total	240,973	217,166	209,238
Intercompany advertising	(6,913)	(5,262)	(3,752)

Total net advertising	$234,060	$211,904	$205,486

  Online Editions

     The Post-Gazette’s Internet Web site, post-gazette.com, reaches over a million unique users per month with over 20 million page views. The Blade’s Internet Web site, toledoblade.com, reaches over 250,000 unique users per month with over 4 million page views. Each site contains breaking news, summaries of articles from the print editions, information produced specifically for the Web site and portions of the classified advertising from the print editions. The Web sites contribute to our revenues by expanding our classified marketplace and providing new partnership and advertising opportunities for retailers.

  Competition

     We face competition for advertising revenue from television, radio, the Internet and direct-mail programs, as well as competition for both advertising and circulation from suburban neighborhood, local and national newspapers and other publications. Competition for advertising is based on circulation levels, readership demographics, advertising rates and advertiser results. Competition for circulation is generally based upon content, journalistic quality and price.

  Raw Materials

     Newsprint and ink are our newspaper publishing segment’s largest expense after labor costs and accounted for $29.7 million, or 11.9%, of the segment’s operating expenses in 2002. During 2002, we used approximately 62,400 metric tons of newsprint in our production processes at an estimated total cost for newsprint of approximately $27.6 million. In the last three years, our weighted average cost per ton of newsprint has varied from a low of $443 per metric ton in 2002 to a high of $572 per metric ton in 2001.

     All of our newsprint is supplied under a long-term sole-supplier contract expiring at the end of 2004. Pricing under the contract varies with market prices. The contract provides for a discount as long as we use the contract vendor as our sole supplier of newsprint.

     In addition to maximizing layout efficiency and minimizing waste, The Blade completed a page width reduction project during the third quarter of 2002. We plan to reduce our page width at the Post-Gazette by the end of 2004. Upon completion of both projects, we expect to recognize a reduction in annual newsprint consumption by approximately 7%. If these initiatives had been completed by January 1, 2002, we would have realized savings of approximately $1.9 million in newsprint costs for the year ended December 31, 2002.

  Seasonality

Newspaper companies tend to follow a distinct and recurring seasonal pattern, with higher advertising revenues generally occurring in the second and fourth quarters of each year as a result of increased advertising activity during the Easter holiday and spring advertising season and during the Thanksgiving and Christmas periods. The first quarter is historically the weakest quarter for advertising revenues.

Television Broadcasting

     We acquired the first of our current television broadcasting stations in 1972, when we purchased WLIO in Lima, and currently own and operate four television stations. We are also a two-thirds owner of a fifth station, which is managed by LIN Television under a management services agreement. Our television stations are diverse in network affiliation with two Fox stations, one NBC station, one ABC station and one UPN station. We have a duopoly in Louisville, Kentucky (the 50th largest DMA) through our ownership of the Fox and UPN stations. In the year ended December 31, 2002, our television broadcasting operations generated revenues, operating income and EBITDA of $40.0 million, $3.7 million and $7.2 million, respectively.

     We own the following broadcast properties:

					Commercial
	Channel				Stations in
Station	Number	Market	DMA Rank(1)	Affiliation	DMA(2)

WDRB	41	Louisville, KY	50	Fox	7
WFTE	58	Louisville, KY (3)	50	UPN	7
WAND (4)	17	Champaign-Springfield and Decatur, IL	82	ABC	6
KTRV	12	Boise, ID (5)	123	Fox	5
WLIO	35	Lima, OH	194	NBC	2

(1)	Ranking of DMA served by a station among all DMAs is measured by the number of television households based within the DMA in the November 2002 Nielsen estimates.

(2)	The term “commercial station” means a television broadcasting station and does not include non-commercial television stations, cable program services or networks, or stations that do not meet the minimum Nielsen reporting standards.

(3)	Licensed to Salem, Indiana.

(4)	We have a two-thirds ownership interest in WAND, which is managed by LIN Television.

(5)	Licensed to Nampa, Idaho.

     We seek to maintain a distinct identity at each of our stations by creating quality local programming, such as local news and sports coverage, and by actively sponsoring and promoting community events. This focus positions us to increase our share of local advertising revenues, which are generally more stable than national advertising revenues and which we impact directly through our own local sales force. We have reduced headcount at our broadcasting operations and believe that through continued cost reduction efforts and effective local programming, we can increase operating margins.

  Markets Served

     The following is a description of each of our stations and their markets. In the description, information concerning estimates of population, audience share and television households has been derived from the Nielsen Media Research dated November 2002 as estimated by the A.C. Nielsen Company. All other information is station estimates derived from local sources. In the description, the term “commercial station” means a television broadcasting station and does not include non-commercial television stations, cable program services or networks, or stations that do not meet the minimum Nielsen reporting standards and the term “audience share” means the audience share from 6:00 a.m. to 2:00 a.m. as reported in the Nielsen Media Research.

     Louisville, Kentucky is the 50th-largest DMA in the United States, with a population of approximately 1.5 million and approximately 612,000 television households. The average household income in the Louisville DMA is approximately $43,500. Total Market Revenues in the Louisville DMA in 2002 were approximately $113 million. Cable penetration in the market is estimated to be 64%. In March 2001, we acquired from Kentuckiana Broadcasting, the assets of WFTE, which we had previously operated under a joint-sales agreement. For the November 2002 ratings period, WDRB ranked fourth in the Louisville DMA with an audience share of 7%, and WFTE ranked fifth in the Louisville DMA with an audience share of 3%. There are five other commercial television stations, owned by Cosmos Broadcasting, Cascade Broadcasting, Word Broadcasting, Belo Corp. and Hearst-Argyle TV, and three public television stations licensed within the Louisville DMA.

     Champaign-Springfield and Decatur, Illinois is the 82nd-largest DMA in the United States, with a population of approximately 900,000 and approximately 371,000 television households. The average household income in this DMA is approximately $45,000. Total Market Revenues for television in this DMA in 2002 were approximately $47 million. Cable penetration in the market is estimated to be 70%. In March 2000, we acquired a two-thirds interest in WAND from LIN Television. LIN continues to own a one-third interest in WAND and provides management services. For the November 2002 ratings period, WAND ranked third in its market with an audience share of 12%. There are five other commercial television stations, owned by Nexstar Broadcasting Group, Sinclair Broadcast Group, Acme Television and Bahakel Communications, and four public television stations licensed within the Champaign-Springfield and Decatur DMA.

     Boise, Idaho is the 123rd-largest DMA in the United States, with a population of approximately 550,000 and approximately 223,000 television households. The average household income in the Boise DMA is approximately $44,500. Total Market Revenues in the Boise DMA in 2002 were approximately $37 million. Cable penetration in the market is estimated to be 46%. For the November 2002 ratings period, KTRV ranked fourth in its market with an audience share of 7%. There are four other commercial television stations, owned by Fisher Broadcasting, Journal Broadcasting Group, Banks Broadcasting and Belo Corp., and one public television station licensed within the Boise DMA.

     Lima, Ohio is the 194th-largest DMA in the United States, with a population of approximately 107,000 and approximately 57,500 television households. The average household income in the Lima DMA is approximately $39,700. Total Market Revenues in the Lima DMA in 2002 were approximately $9.4 million. Cable penetration in the market is estimated to be 76%. For the November 2002 ratings period, WLIO ranked first in its market with an audience share of 25%. There is one other commercial television station, owned by Greg Phipps, and one public television station licensed within the Lima DMA.

  Industry

     Television station revenues are primarily derived from local, regional and national advertising and, to a lesser extent, from network compensation and revenues from commercial production activities. Advertising rates are based upon a variety of factors, including a program’s popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station, the availability of alternative advertising media in the market area and the effectiveness of the station’s sales force. Rates are also determined by a station’s overall ratings and share in its market, as well as the station’s ratings and share among particular demographic groups which an advertiser may be targeting. Advertising revenues are positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the revenues of television stations.

  Advertising Sales

     All network-affiliated stations are required to carry spot advertising sold by their networks, which reduces the amount of advertising spots available for sale by our stations. Our stations sell all of the remaining advertising to be inserted in network programming and all of the advertising in non-network programming, retaining the revenues received from these sales. In 2002, approximately 97% of our broadcasting revenues came from the sale of time to national, local and political advertisers. Approximately 63% of our broadcast revenues came from local advertising, 28% came from national advertising, 6% came from political advertising and our remaining revenues came from network compensation payments under our network affiliate agreements and miscellaneous sources. A national syndicated program distributor will often retain a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to the stations for such programming. These arrangements are called barter programming.

     Local Sales. Local advertising time is sold by each station’s local sales staff who call upon advertising agencies and local businesses, which typically include car dealerships, retail stores and restaurants. Compared to revenues from national advertising accounts, revenues from local advertising are generally more stable and more controllable. We seek to attract new advertisers to television, and to increase the amount of advertising time sold to existing local advertisers, by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or co-promoting local events and activities.

     National Sales. National advertising time is sold through national sales representative firms which call upon advertising agencies, whose clients typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers and national retailers (some of which may advertise locally).

  Network Affiliations

     Whether or not a station is affiliated with one of the four major networks (NBC, ABC, CBS or Fox) has a significant impact on the composition of the station’s revenues, expenses and operations. Except for Fox, a major network affiliate receives the majority of its programming each day from the network. Our stations are affiliated with their networks pursuant to an affiliation agreement, with the exception of our Fox stations that are governed by affiliation agreements that remain unsigned. WDRB and KTRV are affiliated with Fox; WAND is affiliated with ABC; WLIO is affiliated with NBC; and WFTE is affiliated with UPN.

     Our affiliation agreements provide the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during these broadcasts. In addition, for each hour that the station elects to broadcast network programming, the network pays the station a fee (with the exception of Fox and UPN), specified in the affiliation agreement, which varies with the time of day. Typically, “prime-time” programming generates the highest hourly rates.

     Our ABC affiliation agreement for WAND expires on September 4, 2005. The NBC affiliation agreement for WLIO expires on December 31, 2010. Our UPN affiliation agreement for WFTE expires on January 12, 2008.

  Digital Television

     The digital television, or DTV, transmission system delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several programs concurrently) and data transmission. Digital television will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals or adapters to receive DTV signals and convert them into analog signals for display on existing receivers.

     In April 1998, the FCC assigned each licensed television station a second broadcast channel on which to provide DTV service. In general, the DTV channels assigned to television stations are intended to allow stations to have their DTV coverage area replicate their analog coverage area, although a number of variables will ultimately determine the extent to which a station’s DTV operation will provide such replication.

     By May 1, 2002, all commercial television station licensees were required to complete construction and commence operating DTV facilities except to the extent that the FCC extended the deadline in certain cases. WAND met the May 1, 2002 deadline. WFTE has until May 13, 2003 to comply due to FCC delays in issuing the construction permit. KTRV is not required to construct digital facilities until the FCC determines which digital channel KTRV will ultimately utilize. Our remaining stations – WDRB and WLIO — requested waivers of the May 1, 2002 deadline. On June 14, 2002, the FCC denied those requests and ordered WDRB and WLIO to construct digital television transmission systems no later than December 1, 2002. The FCC also directed the stations to submit to the FCC, by July 15, 2002, reports setting forth construction plans and a proposed timetable for construction that would meet the December 1, 2002 deadline. Finally, the FCC directed the stations to file by September 13, 2002 interim progress reports regarding their digital construction efforts.

     In compliance with the FCC’s order, the two stations, WDRB and WLIO, have completed the construction phase and both stations are on the air operating under a Station Temporary Authorization, which permits low power operation. The low power construction complies with FCC rules and policies regarding digital television transmission. In addition, WFTE has completed the construction phase, prior to the due date, and is also operating under a low power Station Temporary Authorization. We anticipate the FCC will establish a deadline by which such low power systems must be upgraded to full power systems that provide coverage to a broader geographic area. When such deadline is established, we will comply by upgrading our facilities. We estimate that approximately $9.6 million of capital expenditures after December 31, 2002 will be necessary to meet the DTV requirements for all of our stations.

     Once a station begins broadcasting its DTV signal, it may broadcast both its analog and DTV signals until December 31, 2006, after which, subject to certain conditions described below, the FCC expects to reclaim one of the channels and broadcasters will operate a single DTV channel allocation. Starting April 1, 2003, commercial station operators must simulcast at least 50 percent of the video programming broadcast on their analog channel on their DTV channel. The required simulcast percentage increases annually until April 1, 2005, when an operator must simulcast 100 percent of its programming on its analog and DTV channels.

  Competition

     Television broadcasting stations face competition for advertising revenue, audience share and programming. Our competitive position depends, in part, on our signal coverage and assigned frequency and is materially affected by new and changing technologies, regulations passed by federal agencies, including the FCC and the Federal Trade Commission, and other entertainment and communication industries.

     Our stations compete for advertising revenues with other television broadcasting stations in their respective markets and, to a lesser extent, with other advertising media such as newspapers, radio stations, magazines, outdoor advertising, yellow page directories, direct mail, and local cable systems serving the same market. Competition for advertising dollars in the television broadcasting industry occurs primarily within individual markets.

     Stations compete for viewership generally against other leisure activities in which one could choose to engage rather than watch television. Broadcast stations compete for audience share specifically on the basis of program popularity, which has a direct effect on advertising rates. A portion of our broadcast programming is supplied by the network affiliated with our station and during that time period, our ability to attract viewers is dependent on the performance of the network programming. During non-network time periods, we broadcast a combination of self-produced news, public affairs and other entertainment programming including syndicated programs. The development of new methods of video transmission, and in particular the growth of cable television, has significantly altered competition for audience share in the television industry by increasing the number of stations available to viewers. Home entertainment systems such as VCRs, DVDs and television game devices also compete for audience share. Future sources of competition include the transmission of video programming over broadband Internet and specialized “niche” programming targeted at very narrowly defined audiences.

     In acquiring programming to supplement network programming, network affiliates compete with other broadcasting stations in their markets. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Our stations compete for exclusive access to off-network reruns (such as “Friends") and first-run products (such as “Jeopardy") in their respective markets. AOL/Time Warner, Viacom and News Corp., each of which has a television network or cable broadcast stations, also own or control major production studios, which are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be made available to broadcast stations not affiliated with the studio. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories, unique features such as investigative reporting and coverage of community events, and to secure broadcast rights for regional and local sporting events.

Other Operations

     Buckeye TeleSystem, Inc. is a competitive local exchange carrier which provides facilities-based business telephony primarily in the Toledo market serviced by Buckeye CableSystem. Our telephony system offers services ranging from business voice lines to high bandwidth data lines to mid- to large-size businesses. Buckeye TeleSystem generated revenues, operating income and EBITDA of $17.9 million, $2.5 million and $5.7 million, respectively, for the year ended December 31, 2002.

     Corporate Protection Services, based in Toledo, designs and installs residential and light commercial security and fire alarm systems primarily in Toledo but also in other locations throughout the country. From its Toledo monitoring facility, CPS provides 24-hour monitoring services for security systems in Toledo and elsewhere. For the year ended December 31, 2002, CPS generated revenues, operating income and EBITDA of $8.1 million, $50,000 and $835,000, respectively.

     Community Communication Services, Inc. provides printing and door-to-door delivery of advertising circulars in the greater Toledo metropolitan area. For the year ended December 31, 2002, CCS generated revenues of $564,000, operating loss of $1.1 million and negative EBITDA of $615,000. A reorganization of operations and cost reductions are planned for 2003.

Regulation

Regulation of Cable Television

     The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies have in the past, and may in the future, materially affect us and the cable television industry. The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable television industry and a description of certain state and local laws. We believe that the regulation of the cable television industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on us.

  Federal Legislation

     The principal federal statute governing the cable television industry is the Communications Act of 1934, as amended. As it affects the cable television industry, the Communications Act has been significantly amended on three occasions: by the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. The 1996 Telecom Act altered the regulatory structure governing the nation’s telecommunications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduced the scope of cable rate regulation.

  Federal Regulation

     The FCC is the principal federal regulatory agency with jurisdiction over cable television. It has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, political programming and advertising, advertising during children’s programming, signal leakage and frequency use, maintenance of various records, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

     Rate Regulation. Where a cable television system is not subject to effective competition, the rates for the basic service tier (the lowest level of cable programming service which must include local broadcast channels and public access channels) may be regulated by the local franchising authority at its option. Rates for cable programming service tiers, which generally include programming other than the channels carried on the basic service tier, and for programming offered on a per-channel or per-program basis, are not subject to governmental regulations. If local franchising authorities choose to regulate basic service rates, they may order reductions and, in certain circumstances, refunds of existing monthly rates and charges for associated equipment. In carrying out their rate regulatory authority, however, local officials are subject to certain FCC standards such as the obligation to evaluate rates in accordance with FCC approved benchmark formulas or cost-of-service showings. Future rates of regulated cable systems may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator’s control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates also can be made in the event a cable television operator adds or deletes channels. There is also a streamlined cost-of-service methodology available to justify a rate increase for “significant” system rebuilds or upgrades. With the exception of one franchise covering 59 cable subscribers, we are currently not being regulated for basic services, installation and equipment rates in any of our franchise areas.

     In June 2002, the FCC initiated a new rulemaking proceeding that will examine many issues related to its cable rate regulation rules and will consider whether any existing regulations should be eliminated or revised in an attempt to streamline the regulatory process while still providing protection to consumers. We are unable to predict the outcome of this proceeding or its effects upon our business.

     Existing regulations require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier.

     Carriage of Television Broadcasting Signals. The 1992 Cable Act contains signal carriage requirements which allow full-power commercial television broadcasting stations that are “local” to a cable television system (i.e., the system is located in the station’s designated market area) to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for “retransmission consent” to carry the station. The next election between must-carry and retransmission consent will occur October 1, 2005. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to the mandatory carriage requirements or retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, on cable systems with the principal head-end located within the larger of: (i) a 50-mile radius from the station’s city of license or (ii) the station’s Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all “distant” commercial broadcast stations, except for certain “superstations” (i.e., commercial satellite-delivered independent stations such as WGN). To date, compliance with the “retransmission consent” and “must carry” provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC has initiated a rulemaking proceeding on the carriage of television signals in high definition and digital formats. The outcome of this proceeding could have a material effect on the number of services that a cable operator will be required to carry.

     Renewal of Franchises and Franchise Fees. The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable television operator or the franchising authority, they can provide substantial protection to incumbent franchisees. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading cable-related facilities and equipment and complying with voluntary commitments, although the municipality must take into account the cost of meeting such requirements. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations. Franchises have generally been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises. Franchising authorities may also consider the “level” of programming service provided by a cable television operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities have the right to deny renewal because of an operator’s failure to substantially comply with the material terms of the franchise even if the franchising authority has “effectively acquiesced” to such past violations. The franchising authority is, however, precluded from denying renewal unless the franchising authority has provided the cable operator with notice and the opportunity to cure, or in any case in which it is documented that the franchising authority has waived its right to object, or in which the cable operator gives written notice of a failure or inability to cure and the franchising authority fails to object within a reasonable time. Courts may not reverse a denial of renewal based on procedural violations found to be “harmless error.” Historically, we have not experienced any material problems renewing our franchises for our cable television systems. We are not aware of any current or past material failure on our part to comply with our franchise agreements. We believe that we have generally complied with the terms of our franchises and have provided quality levels of service.

     Franchising authorities may generally impose franchise fees of up to 5% of a cable television system’s annual gross revenues, excluding revenues derived from telecommunications services. In addition, state and local governments may also be able to exact some compensation for the use of public rights-of-way. In March 2002, the FCC ruled that cable modem service, which provides high-speed access to the Internet, is not a cable television service. Since that initial ruling, the question of whether cable companies are legally authorized to collect franchise fees on cable-modem service, and pass those fees on to local governments, has been widely debated and has become the subject of litigation. Several large cable operators around the nation have stopped collecting these fees. We have not yet suspended our collection of these franchise fees, but are actively considering our position in light of various recent developments in the industry.

     Channel Set-Asides. The 1984 Cable Act permits local franchising authorities to require cable television operators to set aside certain television channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties to provide programming that may compete with services offered by the cable television operator. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

     Copyright Matters. Cable systems must obtain copyright licenses for programming and television signals they carry. Copyright authority for programming on non-broadcast networks typically is obtained from the networks in question, and copyright authority for programming originated locally by the cable system must be obtained directly from copyright holders. The Copyright Act provides a blanket license for copyrighted material on television stations whose signals a cable system retransmits. Cable operators can obtain this license by filing semi-annual reports and paying a percentage of their revenues as a royalty fee to the U.S. Copyright Office, which then distributes the royalty pool to copyright holders. For larger cable systems, these payments vary with the numbers and type of distant television stations the system carries. From time to time, Congress considers proposals to alter the blanket copyright license, some of which could make the license more costly.

     Pole Attachments. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for use of utility poles and conduit space unless state authorities have certified to the FCC that they adequately regulate pole attachment rates, as is the case in Ohio and Michigan where the Company’s cable systems operate. In the absence of state certification, the FCC regulates pole attachment rates, terms and conditions only in response to a formal complaint. Where states such as Ohio and Michigan regulate pole attachments, they generally do so by following the FCC’s substantive rules. The Communications Act also requires that a utility provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility.

     The FCC’s pole attachment rate formulas govern the maximum rate certain utilities may charge cable operators and telecommunications carriers for attachments to the utility’s poles and conduits. Effective February 2001, a formula now governs the maximum attachment rate for companies providing telecommunications services, including cable operators, which results in a higher maximum attachment rate for telecommunications services compared to cable services. The increase in attachment rates applicable to telecommunications services resulting from the FCC’s new rate formula will be phased in over a five-year period.

     In early 2002, the U.S. Supreme Court affirmed that the FCC’s authority to regulate rates for attachments to utility poles extended to attachments by cable operators and telecommunications carriers that are used to provide Internet service or wireless telecommunication service. This development protects cable television operators that also provide Internet access services from facing more onerous rates, terms and conditions imposed by utilities for pole attachments. But the FCC has also initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space.

     In June 2002, a federal court of appeals struck down two FCC rules that related to pole attachments. The court held that the Federal Pole Attachment Act did not extend to electric transmission facilities and, therefore, struck the FCC’s rule that required electric utilities to provide access to that type of facilities. The court also rejected an FCC rule that would require electric utilities to expand facility capacity to meet the needs of attaching entities. We do not believe that the court’s ruling would have a material negative impact on our business operations.

     Local Television/Cable Cross-Ownership Rule. An FCC rule prohibits any cable television system (including all parties under common control) from carrying the signal of any television broadcasting station that has a predicted service area that overlaps, in whole or in part, the cable system’s service area, if the cable system (or any of its attributable principals) has an attributable interest in the television station. But in February 2002, the Court of Appeals for the District of Columbia Circuit held that the FCC’s decision to retain this rule was unlawful and, therefore, vacated the rule. In June 2002, the Court generally refused to reconsider its earlier ruling overturning the FCC’s rule, but did modify the standard the FCC must use should it attempt to re-justify the rule. The Company cannot predict what steps, if any, the FCC will take in response to these court decisions. While the FCC considers these matters, the rule is not in effect.

     Local Exchange Carriers/Cable Television Cross-Ownership. The 1996 Act generally restricts local exchange carriers and cable operators from holding more than a 10% financial interest or any management interest in the other’s operations within their service area or from entering joint ventures or partnerships with cable operators in the same market. These “buy-out” restrictions are subject to four general exceptions, which include population density and competitive market tests. The FCC may waive the buyout restrictions if it determines that:

•	the cable operator or LEC would be subject to undue economic distress by enforcement of the restrictions;

•	the cable system or LEC facilities would not be economically viable if the provisions were enforced;

•	the anti-competitive effects of the proposed transaction clearly would be outweighed by the public interest in serving the community; and

•	the local franchising authority approves the waiver.

     General Ownership Limitations. The Communications Act generally prohibits the Company from owning and/or operating a Satellite Master Antenna Television System (SMATV) or a wireless cable system in any area where the Company provides franchised cable service. However, the cable/SMATV and the cable/wireless cable cross-ownership rules are inapplicable in any franchise area where the operator faces “effective competition,” or where the cable operator owned the SMATV system prior to the 1992 Cable Act. In addition, the FCC’s rules permit a cable operator to offer service through SMATV systems in the operator’s existing franchise area so long as the service is offered according to the terms and conditions of the cable operator’s local franchise agreement.

     Other Statutory Provisions. One of the underlying competitive policy goals of the 1992 Cable Act is to limit the ability of vertically integrated program suppliers to favor affiliated cable operators over unaffiliated program distributors. Consequently, with certain limitations, federal law generally:

•	precludes any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors;

•	requires such programmers to sell their programming to other multichannel video distributors; and

•	limits the ability of such programmers to offer exclusive programming arrangements to their affiliates.

     The Communications Act requires cable operators, upon the request of a subscriber, to scramble or otherwise fully block any adult channel the subscriber does not wish to receive. The Communications Act also contains restrictions on the transmission by cable operators of obscene or indecent programming. A three- judge federal district court determined that certain statutory restrictions regarding channels primarily dedicated to sexually oriented programming were unconstitutional, and the United States Supreme Court recently affirmed the lower court’s ruling.

     The Communications Act and the FCC’s rules also include provisions concerning, among other things:

•	customer service;

•	subscriber privacy;

•	marketing practices;

•	equal employment opportunity; and

•	the regulation of technical standards and equipment compatibility.

     Inside Wiring Regulations. The FCC adopted cable inside wiring rules to provide specific procedures for the disposition of residential home wiring and internal building wiring where a subscriber terminates service or where an incumbent cable operator is forced by a building owner to terminate service in a multiple dwelling unit (MDU) building. The FCC is also considering additional rules relating to inside wiring that, if adopted, may disadvantage incumbent cable operators. Unless operators retain rights under state statutory or common law to maintain ownership rights in the wiring, MDU owners could use these new rules to pressure cable operators without MDU service contracts to either sell, abandon or remove internal wiring carrying voice as well as video communications and to terminate service to MDU subscribers.

     Consumer Equipment. The FCC adopted regulations to implement provisions of the 1992 Cable Act regarding compatibility between cable systems and consumer electronics equipment. The 1996 Act directed the FCC to establish only minimal standards regarding compatibility between television sets, video cassette recorders and cable systems. Pursuant to this statutory mandate, the FCC adopted rules to assure the competitive availability of customer premises equipment, such as set-top converters or other navigation devices, which are used to access services offered by cable systems and other multichannel video programming distributors. The FCC’s rules allow consumers to attach compatible equipment to the Company’s cable facilities, so long as the equipment does not harm the Company’s network, does not interfere with the services purchased by other subscribers and is not used to receive unauthorized services. Effective July 1, 2000, cable operators were required to separate security from non-security functions in subscriber premises equipment by making available modular security components that would function in set-top units purchased or leased from retail outlets. The requirement to separate security and non-security functions is inapplicable to equipment that uses only an analog conditional access mechanism and that is incapable of providing access to any digital transmission or other digital service. Effective January 1, 2005, the Company will be prohibited from selling or leasing new navigation devices or converter boxes that integrate both security and non-security functions. The Company, however, will not be required to discontinue the leasing of older converters that include integrated security functions if those converters were provided to subscribers before January 1, 2005.

     The FCC has also issued an order preempting state, local and private restrictions on over-the-air reception antennas placed on rental properties in areas where a tenant has exclusive use of the property, such as balconies or patios. But tenants may not install such antennas on the common areas of multiple-dwelling units, such as on roofs. This order limits the extent to which multiple-dwelling unit owners can enforce certain aspects of multiple-dwelling unit agreements that otherwise would prohibit, for example, placement of direct broadcast satellite television-receiving antennas in multiple-dwelling unit areas, such as apartment balconies or patios, under the exclusive occupancy of the tenant.

     Privacy

         Federal statutes and regulations impose a number of restrictions on the manner in which cable-television operators can collect and disclose data about individual customers. The 1984 Cable Act requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law, and their enforcement rights. If a cable television operator was found to have violated these requirements, it could be required to pay damages, attorney fees, and other costs. The 1992 Cable Act strengthened certain of these requirements, and others were modified by the Electronic Communications Privacy Act of 2001. We believe we are in compliance with all applicable federal statutes and regulations regarding customer privacy.

  State and Local Regulation

     Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. The 1992 Cable Act prohibits exclusive franchises and allows franchising authorities to regulate customer service and rates. States and local franchising authorities may adopt certain restrictions on cable television systems ownership.

     Franchising authorities in Michigan may operate their own multichannel video distribution system without a franchise. Ohio recently enacted legislation placing many of the same restrictions on municipalities that private cable systems operate under. The Ohio law includes provisions outlining equal franchise agreements, restrictions on selling cable TV outside the municipality, advance notice of building a municipal cable system, full cost accounting language and establishment of an arbitration process for private sector/governmental cable disputes.

     The foregoing summarizes the material cable television industry regulations with which we must comply. However, it does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry, some of which are subject to judicial and legislative review and change, and their impact on the cable television industry or us cannot be predicted at this time. In particular, the FCC is constantly considering and reconsidering, and often proposing to change, the entire body of regulations that apply to the cable television industry. The status of the FCC’s activity is therefore constantly fluid, and can be definitively determined at any moment only by reviewing the FCC’s own records. The content and timing of any regulatory action the FCC may take cannot be predicted.

Federal Regulation of Television Broadcasting

     The following is a brief discussion of certain provisions of the Communications Act of 1934, as amended, and the FCC’s regulations and policies that affect the business operations of television broadcasting stations. For more information about the nature and extent of FCC regulation of television broadcasting stations you should refer to the Communications Act of 1934 and the FCC’s rules, public notices, and rulings. Over the years Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact, whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. The following discussion summarizes certain federal requirements concerning the television broadcast industry that currently are in effect.

     License Grant and Renewal. Television broadcasting licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if during the preceding term the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. The vast majority of renewal applications are routinely renewed under this standard. If a licensee fails to meet this standard, the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period.

     During certain limited periods after a renewal application is filed, interested parties, including members of the public, may file petitions to deny a renewal application, to which the licensee/renewal applicant is entitled to respond. After reviewing the pleadings, if the FCC determines that there is a substantial and material question of fact whether grant of the renewal application would serve the public interest, the FCC is required to hold a trial-type hearing on the issues presented. If, after the hearing, the FCC determines that the renewal applicant has met the renewal standard, the FCC must grant the renewal application. If the licensee/renewal applicant fails to meet the renewal standard or show that there are mitigating factors entitling it to renewal subject to appropriate sanctions, the FCC can deny the renewal application. In the vast majority of cases where a petition to deny is filed against a renewal, the FCC ultimately grants the renewal without a hearing.

     No competing application for authority to operate a station and replace the incumbent licensee may be filed against a renewal application unless the FCC first determines that the incumbent licensee is not entitled to license renewal.

     In addition to considering rule violations in connection with a license renewal application, the FCC may sanction a station licensee at any time during the license term for failing to observe FCC rules and policies, including the imposition of a monetary forfeiture.

     The FCC prohibits the assignment or the transfer of control of a broadcasting licensee without prior FCC approval.

     Ownership Matters.

     On September 23, 2002, the FCC released a notice of proposed rulemaking that initiated a comprehensive review of its broadcast ownership rules. Almost all of these rules have become unsettled in recent years as a result of FCC rulemakings and judicial decisions reversing or vacating certain FCC ownership rules. This comprehensive rulemaking is likely to dramatically change the federal rules applicable to broadcast ownership. We cannot predict the outcome of the proceeding or its effect on our businesses.

     Ownership Attribution. FCC rules establish limits on the ownership of broadcast stations. The ownership limits apply only to attributable interests in a station licensee that are held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of five percent or more (twenty percent or more in the case of qualified investment companies, such as insurance companies and bank trust departments) are considered attributable interests. For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. Under its “equity/debt plus” rule, the FCC attributes otherwise non-attributable interests held by a party who also provides over fifteen percent of a station’s total weekly broadcast programming or who has an attributable interest in a radio station, television station, or daily newspaper in the same market. Subject to the equity/debt plus rule, a minority voting interest in a media property is not cognizable if there is a single holder of more than 50 percent of that media property’s outstanding voting stock. Finally, the FCC attributes (i.e., counts towards the local ownership limits) another in-market broadcast station to the licensee of a broadcast station who provides more than 15 percent of the other station’s weekly broadcast programming pursuant to a local marketing agreement or a time brokerage agreement.

     Local Ownership (Duopoly Rule). Prior to August 1999, no party could have attributable interests in two television stations if those stations had overlapping service areas (which generally meant one station per market), although the FCC did not attribute local marketing agreements involving a second station with an overlapping service area. In August 1999, the FCC adopted new rules which allowed the ownership of two stations in a single market (defined using Nielsen Media Research’s DMAs) if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations and one of the commonly owned stations is not ranked among the top four stations in the DMA. The FCC will consider waivers of the rule to permit the ownership of a second market station in cases where the second station is failed, failing or unbuilt. Absent these circumstances, ownership of only one television station in a market is permitted. “Satellite” stations were an exception to the prior FCC local ownership/duopoly rules and remain an exception under the new rules.

     None of the markets in which we currently operate stations have the eight or more independently owned television stations that allow a person to own two stations in the market. We own two stations in the Louisville market under a permanent waiver granted by the FCC. Under the current FCC regulations, our duopoly in the Louisville market cannot be transferred intact without an additional waiver.

     In April 2002, the U.S. Court of Appeals for the District of Columbia Circuit remanded the television local ownership rule to the FCC for further consideration. The court held that the FCC had not adequately explained its decision to consider as “voices” only television broadcast stations, while excluding other media outlets such as newspapers and cable television. On remand, the FCC may change its local television ownership rule to permit consideration of other media outlets in addition to television stations for purposes of a “voices” test, and/or it may change the number of independently owned “voices” that must remain in a market after consolidation. The rule remains in effect until the FCC proceeding is concluded.

     National Ownership. There is no nationwide limit on the number of television stations which a party may own. However, no party may have an attributable interest in television stations which, in the aggregate, reach more than 35% of all U.S. television households. In calculating the national audience reach, ownership of a VHF station is counted as reaching 100% of the households in such station’s market, and ownership of a UHF station is counted as 50% of the households in such station’s market. The stations we own have a combined national audience reach of approximately 1% of television households. In February 2002, the U.S. Court of Appeals for the District of Columbia Circuit determined that the FCC’s statutorily required biennial review of its national ownership rule had been arbitrary and capricious, and it, therefore, remanded the rule to the FCC for its further review and consideration

     Radio Television Cross-Ownership Rule. The “one-to-a-market” rule limits the common ownership or control of radio and television stations in the same market. In August 1999, the FCC amended its rules to increase the number of stations that may be commonly owned, subject to standards based on the number of independently owned media voices that would remain in the market after the combination. In markets with at least twenty independently owned media outlets, ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media outlets is fewer than twenty but greater than or equal to ten, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than ten independent media voices, ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media voices, the FCC includes all radio and television stations, independently owned cable systems (counted as one voice if cable is generally available in the market), and independently owned daily newspapers which have circulation that exceeds five percent of the households in the market. This rule is subject to the FCC’s pending comprehensive reconsideration of ownership rules.

     Local Television/Cable Cross-Ownership Rule. An FCC rule prohibits a cable television system (including all parties under common control) from carrying the signal of a television station that has a predicted Grade B service area that overlaps, in whole or in part, the cable system’s service area, if the cable system (or any of its attributable principals) has an attributable interest in the television station. But in February 2002, the U.S. Court of Appeals for the District of Columbia Circuit held that the FCC’s decision to retain this rule was unlawful. The court vacated the rule because it concluded that the FCC was unlikely to be able to justify the rule under any circumstances. The rule is not in effect while the FCC conducts its reconsideration of ownership issues.

     Local Television/Newspaper Cross-Ownership Rule. The FCC prohibits any party from having an attributable interest in a television station and a daily newspaper if the television station’s Grade A signal contour encompasses the entire community in which the newspaper is published. A similar rule applies to radio/newspaper combinations. In September 2001, the FCC launched a formal proceeding examining whether to retain, modify or eliminate the television/newspaper and radio/newspaper cross-interest rules.

     Foreign Ownership Restrictions. The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. As a holder of several broadcast licenses, we are restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-U.S. citizens or their representatives, foreign governments, representatives of foreign governments, or foreign corporations.

     Cable “Must-Carry” or Retransmission Consent Rights. Every three years, television broadcasters are required to make an election whether they choose to exercise their “must-carry” or retransmission consent rights in connection with the carriage of their analog signal on cable television systems within their DMA. The most recent election was made by October 1, 2002, and is effective for the three-year period beginning January 1, 2003.

     If a broadcaster chooses to exercise its must-carry rights, it may request cable system carriage on its over-the-air channel or another channel on which it was carried on the cable system as of a specified date. A cable system generally must carry the station’s signal in compliance with the station’s carriage request, and in a manner that makes the signal available to all cable subscribers. However, must-carry rights are not absolute, and whether a cable system is required to carry the station on its system, or in the specific manner requested, depends on a number of variables such as the number of activated channels of the cable system, the number of subscribers served by the cable system, the strength of the station’s signal at the cable system’s headend, the extent to which the station’s programming duplicates the programming of another station carried on the system, and other factors.

     If a broadcaster chooses to exercise its retransmission consent rights, a cable television system which is subject to that election may not carry the station’s signal without the broadcaster’s written consent. This generally requires the cable system and television station operator to negotiate the terms under which the television station will consent to the cable system’s carriage of the station. There is, however, a risk associated with a station electing to exercise its retransmission consent rights in that a cable operator may lawfully refuse to carry the broadcaster’s station on its cable system if the parties cannot agree to the terms of such carriage. Our stations generally have elected to exercise their retransmission consent status and have entered into retransmission consent agreements with local cable operators.

     Direct-to-Home Satellite Services and Must-Carry. In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999, or SHVIA. This statute authorizes providers of direct broadcast satellite services such as Direct TV and EchoStar to carry the signals of local television stations within such stations’ local markets (“local-into-local” service). In addition, SHVIA imposes must-carry requirements on satellite providers with respect to the markets in which they provide local-into-local service. Television stations in such markets may elect between must-carry and retransmission consent in a manner similar to that applicable in the cable context. At this time, DirecTV and EchoStar are not providing local-into-local service in our stations’ markets, and we cannot predict when or if such service will be provided in the future.

     Under federal copyright law, satellite providers may retransmit the signal of an out-of-market broadcast network affiliate to “unserved” households. An “unserved” household is one that cannot receive, using a conventional outdoor rooftop antenna, a “Grade B” or better signal of a local television station affiliated with the same network as the out-of-market television station. Satellite providers generally are not permitted to import distant network signals to any subscribers other than those that qualify as “unserved” residential households.

     Network Affiliate Issues. FCC rules impose restrictions on network affiliation agreements. Among other things, such rules prohibit a television station from entering into any affiliation agreement that:

•	requires the station to clear time for network programming that the station had previously scheduled for other use; or

•	precludes the preemption of any network programs that the station believes to be unsuitable for its audience or that precludes the substitution of network programming with programming that the station believes to be of greater local or national importance (this is the “right to reject rule”).

     The FCC is currently reviewing its rules governing the relationship between television broadcasting networks and their affiliates under a long-pending formal inquiry and a more recent petition filed by trade associations representing affiliates of some of the broadcast networks. We are unable to predict when and how the FCC will resolve these issues.

     Other Regulations Affecting Broadcast Stations. General. The Communications Act of 1934 requires broadcasters to serve “the public interest.” Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, television station licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. There are other FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as the ability of stations to obtain exclusive rights to air syndicated programming, cable and satellite systems’ carriage of syndicated and network programming on distant stations, political advertising practices, application procedures and other areas affecting the business or operations of broadcast stations.

     Public Interest Programming. Broadcasters are required to air programming addressing the needs and interests of their communities of license, and to place quarterly “issues/programs lists” in their public inspection files reporting such programming.

     Children’s Television Programming. The Children’s Television Act of 1990 limits the permissible amount of commercial matter that may be broadcast during children’s programming, and it requires each television station to present “educational and informational” children’s programming. The FCC has adopted license renewal processing guidelines effectively requiring television stations to broadcast an average of three hours per week of children’s educational programming.

     Closed Captioning/Video Description. The FCC has adopted rules requiring closed captioning of broadcast television programming. By January 1, 2006, subject to certain exceptions, television broadcasters must provide closed captioning for 100% of their programming.

     Television Violence. Under the 1996 Telecommunications Act, the television industry developed a voluntary program ratings system that the FCC subsequently approved. In addition, the 1996 Telecommunications Act requires that all television license renewal applications contain summaries of written comments and suggestions concerning violent programming that were received by the station during the license term.

     Equal Employment Opportunity. In April 1998, the U.S. Court of Appeals for the D.C. Circuit concluded that certain affirmative action requirements of the FCC’s Equal Employment Opportunity (“EEO”) regulations were unconstitutional. The FCC responded to the court’s ruling in September 1998 by suspending certain reporting requirements and commencing a proceeding to consider new rules that would not be subject to the court’s constitutional objections. The FCC did not suspend its general prohibition on employment discrimination based on race, color, religion, national origin or sex. In January 2000, the FCC adopted new EEO rules, but the same court struck down these rules in January 2001. The FCC thereafter suspended its new rules. On November 20, 2002, the FCC issued its Second Report and Order and Third Notice of Proposed Rulemaking on the subject of EEO rules applicable to broadcasters, which is the FCC’s effort to craft constitutional rules in the aftermath of the January 2001 court ruling. The FCC’s new EEO rules became effective March 10, 2003. It is impossible to predict the effect of these Rules, or whether they will survive judicial challenge.

     Restrictions on Broadcast Advertising. The advertising of cigarettes on broadcast stations has been banned for many years. The broadcast advertising of smokeless tobacco products has more recently been banned by Congress. Certain Congressional committees have examined legislative proposals to prohibit or severely restrict the advertising of beer, wine, and liquor. We cannot predict whether any proposal will be enacted into law and, if so, what the final form of such law might be. The elimination or restriction of advertisements for beer and wine could have an adverse effect on our stations’ revenues and operating profits.

     Digital Television. The digital television, or DTV, transmission system delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several programs concurrently) and data transmission. Digital television will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals or adapters to receive DTV signals and convert them into analog signals for display on existing receivers.

     In April 1998, the FCC assigned each licensed television station a second broadcast channel on which to provide DTV service. In general, the DTV channels assigned to television stations are intended to allow stations to have their DTV coverage area replicate their analog coverage area, although a number of variables will ultimately determine the extent to which a station’s DTV operation will provide such replication.

     By May 1, 2002, all commercial television station licensees were required to complete construction and commence operating DTV facilities except to the extent that the FCC extended the deadline in certain cases. Our stations are in compliance with the deadlines applicable to them

     We estimate that approximately $9.6 million of capital expenditures after December 31, 2002 will be necessary to meet the DTV requirements for all of our stations.

     Once a station begins broadcasting its DTV signal, it may broadcast both its analog and DTV signals until December 31, 2006, after which, subject to certain conditions described below, the FCC expects to reclaim one of the channels and broadcasters will operate a single DTV channel. Starting April 1, 2003, commercial station operators must simulcast at least 50 percent of the video programming broadcast on their analog channel on their DTV channel. The required simulcast percentage increases annually until April 1, 2005, when an operator must simulcast 100 percent of its programming on its analog and DTV channels.

     Channels now used for analog broadcasts range from 2 through 69. The FCC designated Channels 2 through 51 as the “core” channels which will be used for DTV broadcasts. However, because of the limited number of core DTV channels currently available, the FCC assigned many stations DTV channels above Channel 51 (Channels 52 through 69) for use during the transition period from simultaneous digital and analog transmission to DTV only operation. At the end of the transition period these stations will have to change their DTV operation to one of the DTV core channels. This has created three categories of television stations with respect to their analog and DTV channel assignments: (1) stations with both their analog and DTV channels within the “core” channels; (2) stations with either an analog or DTV channel inside the core and the other outside the core; and (3) stations with both their analog and DTV channels outside the core. All of our stations currently fall within the first or second group; none of our stations have both analog and DTV channels outside the core. Stations with both their analog and DTV channels inside the core will be required to select which of the two channels they will use for permanent DTV operation at the end of the transition period. The FCC has not yet established the permanent DTV channel selection process for stations (including one of our stations) that fall into the second group.

     The Communications Act provides that under certain conditions the DTV transition period may be extended beyond December 31, 2006. The transition is to be extended in any market in which one of the following conditions is met: (1) a station licensed to one of the four largest networks (ABC, CBS, NBC and Fox) is not broadcasting a digital signal and that station has qualified for an extension of the FCC’s DTV construction deadline; (2) digital-to-analog converter technology is not generally available in the market; or (3) fifteen percent or more of the television households in the market do not subscribe to a multichannel video programming distributor (cable, direct broadcast satellite) that carries the digital channel of each of the television stations in the market broadcasting a DTV channel, and do not have at least one television receiver capable of receiving DTV broadcasts or an analog television receiver equipped with a digital-to-analog converter capable of receiving DTV broadcasts. We cannot predict whether the DTV transition period will be extended in any of our markets.

     Television stations that are broadcasting both analog and DTV signals may continue to elect either must-carry status or retransmission consent for their analog signals, but they may only choose retransmission consent for their digital signals. A television station may assert must-carry rights for its DTV signal if it only operates a DTV signal or if it returns its analog channel to the FCC and converts to DTV operations only.

     The exercise of must-carry rights by a television station for its DTV signal applies only to a single programming stream and other program-related content. If a television station is concurrently broadcasting more than one program stream on its DTV signal, it may select which program stream is subject to its must-carry election. Cable systems are not required to carry Internet, e-commerce or other ancillary services provided over DTV signals if those services are not related to the station’s primary video programming carried on the cable system. The same DTV carriage rules are generally applicable to satellite providers with respect to markets in which they provide local-into-local service.

     Television station operators may use their DTV signals to provide ancillary services, such as computer software distribution, Internet, interactive materials, e-commerce, paging services, audio signals, subscription video, or data transmission services. To the extent a station provides such ancillary services, it is subject to the same regulations as are applicable to other analogous services under the FCC’s rules and policies. Commercial television stations also are required to pay the FCC five percent of the gross revenue derived from all ancillary services provided over their DTV signal for which the station received a fee in exchange for the service or received compensation from a third party in exchange for transmission of material from that third party, not including commercial advertisements used to support broadcasting.

     Proposed Legislation and Regulations. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our stations. In addition to the changes proposed and noted above, other matters that could affect our broadcast properties include technological innovations affecting the mass communications industry such as spectrum allocation matters (including assignment by the FCC of channels for additional television stations), low power television stations, and multichannel video program service providers (including cable television, direct broadcast satellite and wireless cable systems).

     The foregoing summarizes the material television broadcasting industry regulations with which we must comply. However, it does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the television broadcast industry, some of which are subject to judicial and legislative review and change. The impact of any such development on the television broadcast industry or on us cannot be predicted at this time.

Employees

     As of December 31, 2002, we had approximately 2,980 full- and part-time employees. Of these, approximately 375 were employed in cable television, 2,090 in newspaper publishing, 275 in television broadcasting and 240 in other operations and general corporate.

     Substantially all non-management employees of our newspapers are represented by various labor unions. The current labor agreements with the seven unions with a total of 13 bargaining units representing the employees of the Post-Gazette run through December 31, 2006. Four unions with a total of eight bargaining units represent the employees of The Blade under labor agreements that expired on March 21, 2003 and have been extended until April 11, 2003. We are currently involved in labor negotiations with all the unions representing employees of The Blade. We are hopeful that we will reach successor labor agreements with those unions, but can give no assurance that such agreements will be reached. We do not anticipate a work stoppage in connection with the negotiating process. We believe that our relations with our newspaper employees are good.

     In addition to our newspaper employees, as of December 31, 2002 we had approximately 150 employees in cable television and related services who were represented by the Brotherhood of Teamsters under three separate collective bargaining agreements that expire in October 2003, January 2004 and October 2004. We believe that overall our employee relations are good.

Item 2. Properties

     Our principal executive offices are located at 541 N. Superior Street, Toledo, Ohio.

     The types of properties required to support cable television operations include offices, operations centers and hub sites where signals are received and distributed, and related warehouse space. The types of properties required to support newspaper publishing include offices, facilities for printing presses and production and storage, and depots for distribution. The types of properties required to support television broadcasting stations include offices, studios, transmitter sites and antennas sites. A station’s studios are generally housed with its offices. The transmitter sites and antenna are generally located in elevated areas to provide optimal signal strength and coverage.

     The following table sets forth certain information regarding our significant properties:

Cable Television

		Owned or	Approximate	Expiration
Company/Property Location	Use	Leased	Size	of Lease

Buckeye CableSystem
Toledo, OH	Office space	Leased	1,430 sf	September 2005
Toledo, OH	Office space	Leased	1,600 sf	July 2005
Toledo, OH	Office space	Owned	35,690 sf	—
Toledo, OH	Operations center (headend)	Owned	36,000 sf	—
Temperance, MI	Bedford headend	Leased	375 sf	March 2012
Toledo, OH	Operations center warehouse	Owned	9,200 sf	—
Toledo, OH	Hub site	Owned	800 sf	—
Toledo, OH	Hub site	Owned	720 sf	—
Toledo, OH	Hub site	Owned	300 sf	—
Toledo, OH	Hub site	Owned	160 sf	—
Toledo, OH	Hub site	Leased	60 sf	February 2023
Toledo, OH	Hub site	Leased	60 sf	November 2023
Toledo, OH	Hub site	Leased	60 sf	August 2022
Toledo, OH	Hub site	Leased	60 sf	August 2022
Toledo, OH	Hub site	Leased	60 sf	October 2022
Toledo, OH	Hub site	Leased	60 sf	April 2023
Toledo, OH	Hub site	Leased	160 sf	September 2022
Toledo, OH	Hub site	Leased	160 sf	November 2022
Toledo, OH	Hub site	Leased	160 sf	February 2023
Toledo, OH	Hub site	Leased	160 sf	June 2022
Toledo, OH	Hub site	Leased	120 sf	June 2003
Toledo, OH	Hub site	Owned	240 sf	—
Erie County CableSystem
Sandusky, OH	Office space	Leased	16,750 sf	June 2015
Erie Co., OH	Headend	Owned	2,823 sf	—
Erie Co., OH	Warehouse	Owned	1,536 sf	—
Sandusky, OH	Warehouse	Leased	17,000 sf	August 2004

Publishing

		Owned or	Approximate	Expiration
Company/Property Location	Use	Leased	Size	of Lease

Pittsburgh Post-Gazette:
Pittsburgh, PA	Printing plant/office	Owned	230,400 sf	—
Pittsburgh, PA	Office space	Leased	360 sf	March 2004
Greensburg, PA	Office space	Leased	450 sf	June 2003
Pittsburgh, PA	Inserting facility	Owned	33,565 sf	—
Pittsburgh, PA	Garage	Owned	19,655 sf	—
Bethel Park, PA	Distribution center	Leased	10,000 sf	July 2005
Carnegie, PA	Distribution center	Leased	10,300 sf	May 2003
Coraopolis, PA	Distribution center	Leased	8,800 sf	February 2004
Cranberry, PA	Distribution center	Leased	9,000 sf	April 2004
Donora, PA	Distribution center	Leased	10,000 sf	March 2004
Gibsonia, PA	Distribution center	Leased	10,000 sf	February 2006
Houston, PA	Distribution center	Leased	10,000 sf	June 2003
Lawrence, PA	Distribution center	Leased	10,200 sf	September 2004
McKeesport, PA	Distribution center	Leased	10,000 sf	May 2004
Monaca, PA	Distribution center	Leased	7,500 sf	August 2003
Monroeville, PA	Distribution center	Leased	10,600 sf	July 2003
Pittsburgh, PA	Distribution center	Leased	14,700 sf	March 2007
Pittsburgh, PA	Distribution center	Leased	12,000 sf	Month to month
Pittsburgh, PA	Distribution center	Leased	13,500 sf	April 2003
Pittsburgh, PA	Distribution center	Leased	10,000 sf	December 2003
Sharpsburg, PA	Distribution center	Leased	10,200 sf	March 2006
Tarentum, PA	Distribution center	Leased	7,500 sf	September 2003
West Mifflin, PA	Distribution center	Leased	10,100 sf	Month to month
Wilkinsburg, PA	Distribution center	Leased	17,000 sf	May 2005
The Blade:
Toledo, OH	Main building and printing plant	Owned	160,000 sf	—
Toledo, OH	Inserting facility	Leased	20,000 sf	June 2009
Holland, OH	Distribution center	Leased	10,900 sf	March 2012
Northwood, OH	Distribution center	Leased	9,800 sf	January 2010
Perrysburg, OH	Distribution center	Leased	10,000 sf	August 2008
Sylvania Twp., OH	Distribution center	Leased	10,000 sf	March 2008
Toledo, OH	Distribution center	Leased	11,920 sf	January 2013
Toledo, OH	Distribution center	Leased	12,500 sf	September 2005
Toledo, OH	Distribution center	Leased	10,000 sf	June 2009
Toledo, OH	Distribution center	Leased	9,800 sf	April 2012
Toledo, OH	Circulation department	Owned	1,300 sf	—
Toledo, OH	Office space	Owned	35,000 sf	—

Television Broadcasting

		Owned or	Approximate	Expiration
Company/Property Location	Use	Leased	Size	of Lease

Independence Television Co.
Louisville, KY	Office space	Owned	35,000 sf	—
Floyd County, IN	Tower	Owned	72 acres	—
Floyd County, IN	Satellite dish site	Leased	1 acre	2015
Idaho Independent Television
Boise County, ID	Tower site	Leased	200 sf	July 2006
Nampa, ID	Site for satellite dishes	Leased	10,000 sf	October 2005
Nampa, ID	Office space and tower	Owned	10,000 sf	—
Lima Communications Corp.
Lima, OH	Office space and tower	Owned	10,890 sf	—
WLFI-TV, Inc. (WAND)
Decator, IL	Office space,	Owned	18,500 sf	—
entertainment and tower
Argenta, IL	Tower	Owned	2,200 sf	—
Danville, IL	Equipment	Leased	240 sf	March 2003

Miscellaneous

		Owned or	Approximate	Expiration
Company/Property Location	Use	Leased	Size	of Lease

Block Communications, Inc.
Toledo, OH	Condominium	Owned	1,500 sf	—
Corporate Protection Service, Inc.
Toledo, OH	Office space	Leased	12,000 sf	December 2003
Toledo, OH	Office and warehouse space	Leased	20,000 sf	June 2006
Community Communication Services, Inc.
Holland, OH	Office and warehouse space	Leased	22,000 sf	June 2004

     Many of these properties are subject to liens securing our senior credit facilities.

Item 3. Legal Proceedings

     In the ordinary course of our business, we are involved in a number of lawsuits and administrative proceedings. While uncertainties are inherent in the final outcome of these matters, management believes, after consultation with legal counsel, that the disposition of these proceedings should not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

     Shares of our Class A and Voting and Non-voting Common Stock are owned 100% by members of the Block family and are not publicly traded. There are four holders of our Voting Common Stock, 29 holders of our Non-voting Common Stock and 12 holders of our Class A Stock.

     We declare and pay cash dividends on our Class A and Common Stock. During the years ended December 31, 2002 and 2001, we paid $63,000 and $32,000 of dividends on Class A Stock, respectively, $82,000 and $35,000 of dividends on Voting Common Stock, respectively, and $1.2 million and $516,000 of dividends on Non-voting Common Stock, respectively. The frequency and amount of dividend payments are determined by the Board of Directors and reviewed quarterly. The covenants within our senior credit facilities limit the amount of annual cash dividends to $1.5 million in 2002 and $2.0 million or 50% of excess cash flow, which ever is higher but not greater than $3.0 million per year, thereafter. Our future dividend policy will be determined by the Board of Directors on the basis of various factors, including our results of operations, financial performance, and capital requirements.

Item 6. Selected Financial Data

     The following table sets forth our financial data and other operating information. The financial data was derived from our consolidated financial statements. The financial data and other operating information that follows is qualified in its entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31

	1998	1999	2000	2001	2002

	(in thousands except operating data)
Income Statement Data:
Revenue:
Cable (1)	$71,846	$75,414	$82,110	$89,420	$101,474
Publishing	272,107	275,827	286,717	264,679	257,256
Broadcasting (2)	36,686	36,293	42,531	35,184	39,964
Other Communications	3,023	8,682	14,299	25,282	26,499

	383,662	396,216	425,657	414,565	425,193
Expense:
Cable	52,765	62,846	74,536	84,578	91,404
Publishing	267,489	263,951	277,312	262,799	249,187
Broadcasting	30,502	34,221	37,098	36,973	36,313
Other Communications	6,602	12,734	18,445	27,955	25,090
Corporate general and administrative	1,928	1,524	4,152	2,705	6,046

	359,286	375,276	411,543	415,010	408,040

Operating income (loss)	24,376	20,940	14,114	(445)	17,153
Nonoperating income (expense):
Interest expense, net	(10,316)	(11,043)	(14,069)	(19,439)	(22,826)
Gain on disposition of Monroe Cablevision	—	—	—	—	21,141
Gain on disposition of WLFI-TV, Inc.	—	—	22,339	—	—
Loss on early extinguishment of debt	—	—	—	—	(8,990)
Change in fair value of interest rate swaps	—	—	—	(5,340)	(733)

	(10,316)	(11,043)	8,270	(24,779)	(11,408)

Income (loss) before income taxes and minority interest	14,060	9,897	22,384	(25,224)	5,745
Provision (credit) for income taxes	6,240	4,556	9,176	(7,132)	2,728

Income (loss) before minority interest	7,820	5,341	13,208	(18,092)	3,017
Minority interest	—	—	(427)	235	(477)

Net income (loss)	$7,820	$5,341	$12,781	$(17,857)	$2,540

Other Data:
Cable cash flow (unaudited) (3)	$27,833	$28,200	$30,063	$32,130	$37,278
Publishing cash flow (unaudited) (3)	18,016	25,787	23,851	15,785	19,558
Broadcasting cash flow (unaudited) (3)	7,839	5,578	8,009	3,092	7,164
EBITDA (unaudited) (4)	49,251	56,369	56,873	50,276	65,660
Depreciation and amortization	28,164	40,551	48,662	55,533	54,903
Capital expenditures	47,234	66,702	80,340	62,154	32,031
Ratio of earnings to fixed charges (5)	2.1x	1.7x	2.2x	—	1.2x
Balance Sheet Data:
Cash and cash equivalents	$2,053	$5,715	$4,213	$5,883	$9,782
Total assets	346,848	388,302	464,190	485,554	511,725
Total funded debt (6)	127,706	166,109	213,356	237,264	252,778
Stockholders’ equity	48,993	51,198	61,390	37,583	20,646
Cable Operating Data (unaudited):
Homes passed	249,668	250,893	253,903	255,852	246,546
Basic subscribers	157,467	159,294	158,537	157,341	152,392
Basic penetration	63.1%	63.5%	62.4%	61.5%	61.8%
Premium units	60,827	62,362	69,649	70,909	70,160
Premium penetration	38.6%	39.1%	43.9%	45.1%	46.0%
Cable modem subscribers	—	1,484	7,022	15,221	22,565
Digital subscribers	—	—	—	7,846	26,092
Average monthly revenue per basic subscriber (7)	$37.94	$39.48	$42.88	$47.11	$54.93
Publishing Operating Data (unaudited) (8):
Daily circulation	390,171	389,737	381,643	380,646	385,070
Sunday circulation	631,740	631,711	611,005	603,485	601,405

(1)	Effective March 28, 2002 we consummated an asset exchange agreement with Comcast Corp. which resulted in an exchange of 100% of the assets of Monroe Cablevision for 100% of the assets of Comcast’s Bedford, Michigan operations and $12.1 million cash. Results of the acquired system are included from the date of acquisition, and pro-forma amounts are not material.

(2)	Effective April 1, 2000, we acquired a two-thirds interest WAND Television, Inc. in exchange for the assets of WLFI-TV, Inc. On March 30, 2001, we purchased WFTE TV. Results of the acquired stations are included from the date of acquisition, and pro-forma amounts are not material.

(3)	Cable, publishing and broadcasting cash flow represents each segment’s EBITDA before the effect of corporate general and administrative expenses.

(4)	EBITDA is defined as net income before provision for income taxes, interest expense, depreciation and amortization (including amortization of broadcast rights), other non-cash charges, gains or losses on disposition of assets, and extraordinary items and after payments for broadcast rights. EBITDA is not, and should not be used as, an indicator of or alternative to operating income, net income or cash flow as reflected in our financial statements, is not intended to represent funds available for debt service, dividends or other discretionary uses, is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – EBITDA.”

(5)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income (loss) before taxes and minority interest, plus fixed charges, less interest capitalized during the year, plus current year amortization of capitalized interest. Fixed charges consist of interest expense, capitalized interest, the interest portion of rent expenses and amortization of debt issuance costs. In 2001 our earnings were insufficient to cover fixed charges by $25.8 million.

(6)	Total funded debt includes the balances outstanding under the subordinated notes, senior credit facilities, and capital leases. The $7.7 million adjustment to the carrying value of underlying debt recorded as of December 31, 2002, in accordance with SFAS No. 133 is not included in total funded debt.

(7)	Represents average monthly revenues for the period divided by the average number of basic subscribers throughout the period.

(8)	Circulation numbers are based on the average paid circulation for the 12 months ended March 31 of each year for the Post-Gazette and for the 12 months ended September 30 of each year for The Blade, in each case as set forth in the ABC Audit Report for such period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the notes thereto included elsewhere in this report.

     Overview

     We are a privately held diversified media company with our primary operations in cable television, newspaper publishing and television broadcasting. We provide cable television service to the greater Toledo, Ohio metropolitan area (Buckeye CableSystem) and the Sandusky, Ohio area (Erie County CableSystem). At December 31, 2002, we had approximately 152,000 subscribers. We publish two daily metropolitan newspapers, the Pittsburgh Post-Gazette in Pittsburgh, Pennsylvania, and The Blade in Toledo, Ohio, each of which is the leading publication in its market. The aggregate average daily and Sunday paid circulation of our two newspapers is approximately 385,100 and 601,400, respectively. We own and operate four television stations: two in Louisville, Kentucky, and one each in Boise, Idaho and Lima, Ohio; and we are a two-thirds owner of a television station in Decatur, Illinois. We also have other communication operations including a small telephony business, a home security business and an alternative distribution advertising business.

     For the year ended December 31, 2002, we had revenues, EBITDA, operating income and net income of $425.2 million, $65.7 million, $17.2 million and $2.5 million, respectively.

Revenues

     Most cable revenue is derived from monthly subscription fees for our cable services, including basic and digital cable and high-speed data services, installation and equipment rental charges, pay-per-view programming charges, and the sale of available advertising spots on advertiser-supported programming. Cable revenue is affected by the timing of subscriber rate increases, the demand for advanced cable products, the amount of pay-per-view programming available to us and the demand for that programming, and the demand for advertising spots.

     The majority of publishing revenue is derived from the sale of advertising space and from subscription and single copy sales of our newspapers. Advertising revenue was 81.6%, 80.1% and 79.9% of newspaper revenue for 2000, 2001 and 2002, respectively. Publishing revenue fluctuates with the general condition of the local and national economy. Seasonal revenue fluctuations are also common in the newspaper industry, due primarily to fluctuations in expenditure levels by local and national advertisers.

     The principal source of television broadcasting revenue is the sale of broadcasting time on our stations for advertising. Broadcasting revenue fluctuates with the general condition of the local and national economy. Broadcasting revenue also fluctuates from year to year, due to political advertising, and seasonally, due to fluctuations in expenditure levels by local and national advertisers.

     Other communications revenue consists of sales in our non-reportable segments, including our telephony, home security and alarm monitoring and alternative distribution advertising businesses.

Operating Expenses

     Cable expenses include programming expenses, salaries and benefits of technical personnel, depreciation and amortization, and selling, general and administrative expenses. Selling, general and administrative expenses include customer service functions, accounting and billing services, office administration expenses, property taxes and corporate charges for support functions. Basic cable programming expenses were 23.3%, 23.9% and 24.6% of cable operating expense for 2000, 2001 and 2002, respectively. Depreciation and amortization expense relates primarily to the capital expenditures associated with the rebuild and expansion of our cable systems, along with the deployment of advanced cable products, including digital and high-speed cable modems.

     Publishing expenses include employee salaries and benefits, newsprint and ink expense, depreciation and amortization, and selling, general and administrative expenses. Selling, general and administrative expenses include corporate charges for support functions. Salaries and benefits are the largest operating expense of our newspaper publishing segment. Newsprint, ink and related costs are our second largest operating expense for this segment and accounted for 14.1%, 14.9% and 11.9% of newspaper operating expenses for 2000, 2001 and 2002, respectively. Newsprint prices fluctuate with the market, based on the supply and demand for newsprint.

     Television operating expenses consist of employee salaries and commissions, depreciation and amortization, programming expenses, advertising and promotion expenses, and selling, general and administrative expenses. Depreciation and amortization primarily relates to the amortization of broadcast rights. Selling, general and administrative expenses include office administration and corporate charges for support functions.

Depreciation and Amortization

     Depreciation and amortization relates primarily to the capital expenditures associated with the rebuild and expansion of our cable systems, publishing facilities and telephony facilities. As a result of our plan to continue to invest in our cable systems, publishing properties and telephony facilities and to convert our television stations to digital-capable broadcasting, we expect to report higher levels of depreciation and amortization than are reflected in our historical consolidated financial statements.

EBITDA

     We define EBITDA as net income before provision for income taxes, interest expense, depreciation and amortization (including amortization of broadcast rights), and other non-cash charges, gains or losses on disposition of assets, and extraordinary items and after payments for broadcast rights. When we present EBITDA for our business segments, we exclude certain expenses consisting primarily of corporate general and administrative expenses that have not been allocated to individual segments. Corporate general and administrative expenses were $4.2 million, $2.7 million and $6.0 million for 2000, 2001 and 2002, respectively.

     Other media companies may measure EBITDA in a different manner. We have included EBITDA data because such data is commonly used as a measure of performance for media companies and is also used by investors to measure a company’s ability to service debt. EBITDA is not, and should not be used as, an indicator of or alternative to operating income, net income or cash flow as reflected in our consolidated financial statements, is not intended to represent funds available for debt service, dividends or other discretionary uses, is not a measure of financial performance under accounting principles generally accepted in the United States, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. Refer to our financial statements, including our statement of cash flows, which appear elsewhere in this report. The following calculations of EBITDA are not necessarily comparable to similarly titled amounts of other companies. For a reconciliation of EBITDA to net income, see “Results of Operations” below.

Results of Operations

     The following table summarizes our consolidated historical results of operations and consolidated historical results of operations as a percentage of revenue for the years ended December 31, 2002, 2001 and 2000. It also provides a reconciliation of net income to EBITDA.

Block Communications, Inc. and Subsidiaries
Results of Operations

	Year ended December 31

	2002		2001		2000

Revenue:
Publishing	$257,256,343	60.5%	$264,678,678	63.8%	$286,717,128	67.4%
Cable	101,473,858	23.9	89,420,000	21.6	82,110,320	19.3
Broadcasting	39,964,031	9.4	35,183,897	8.5	42,531,103	10.0
Other Communications	26,498,493	6.2	25,282,312	6.1	14,298,551	3.4

	425,192,725	100.0	414,564,887	100.0	425,657,102	100.0
Expense:
Publishing	249,186,956	58.6	262,798,933	63.4	277,312,265	65.1
Cable	91,403,840	21.5	84,578,461	20.4	74,535,841	17.5
Broadcasting	36,312,941	8.5	36,972,664	8.9	37,098,498	8.7
Other Communications	25,090,520	5.9	27,954,522	6.7	18,444,805	4.3
Corporate general and administrative	6,045,826	1.4	2,705,412	0.7	4,151,939	1.0

	408,040,083	96.0	415,009,992	100.1	411,543,348	96.7

Operating income (loss)	17,152,642	4.0%	(445,105)	-0.1%	14,113,754	3.3%
Nonoperating income (expense):
Interest expense	(22,952,372)		(19,486,186)		(14,174,830)
Gain on disposition of Monroe Cablevision	21,140,829		—		—
Gain on disposition of WLFI-T V	—		—		22,338,881
Loss on early extinguishment of debt	(8,989,786)		—		—
Change in fair value of interest rate swaps	(732,748)		(5,340,046)		—
Interest income	126,221		47,452		105,897

	(11,407,856)		(24,778,780)		8,269,948

Income (loss) before income taxes and minority interest	5,744,786		(25,223,885)		22,383,702
Provision (credit) for income taxes:	2,727,500		(7,132,400)		9,176,186
Minority interest	(476,840)		234,622		(427,020)

Net income (loss)	2,540,446		(17,856,863)		12,780,496

Add:
Interest expense	22,952,372		19,486,186		14,174,830
Provision for income taxes	2,727,500		(7,132,400)		9,176,186
Depreciation	44,753,126		44,601,107		38,864,632
Amortization of intangibles and deferred charges	3,011,349		4,421,315		3,478,025
Amortization of broadcast rights	7,138,102		6,510,196		6,318,878
(Gain) loss on disposal of property and equipment	(300,268)		23,117		303,434
Change in fair value of interest rate swaps	732,748		5,340,046		—
Loss on early extinguishment of debt	8,989,786		—		—
(Gain) on disposal of Monroe Cablevision	(21,140,829)		—		—
(Gain) on disposal of WLFI-TV, Inc	—		—		(22,338,881)
Less:
Payments on broadcast rights	(5,744,461)		(5,117,113)		(5,884,612)

EBITDA	$65,659,871		$50,275,591		$56,872,988

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

     Revenues increased $10.6 million, or 2.6%, from 2001 to 2002. The increase in revenues was largely due to increased revenues in our cable, broadcast and other communications. The increase was partially offset by decreased advertising revenues in our publishing operations, resulting from the continued weak economic environment.

     Cable Television. Cable revenue increased $12.1 million, or 13.5%, from 2001 to 2002. The increase in cable revenue was principally a result of an increase of $7.82, or 16.6%, to $54.93, in the average monthly revenue per basic subscriber, based on the average number of subscribers throughout the period. An increase in the monthly basic cable service charge and continued rollout of new services drove the increase in average monthly revenue per subscriber. Average monthly high-speed data revenue per customer throughout 2002 was $45.88, an increase of $1.47, or 3.3%, as compared to 2001. Since the launch of the digital product in the fall of 2001, average monthly digital revenue per customer has grown to $15.20, an increase of $2.93, or 23.9%, as compared to the period ended December 31, 2001.

     Revenue generating units increased in the digital and high-speed data categories throughout 2002. Net digital additions totaled 18,246 for the year ended December 31, 2002, resulting in 26,092 digital customers. Year-to-date net high-speed data additions totaled 7,344, resulting in 22,565 high-speed customers as of December 31, 2002. Basic subscribers at the end of the period totaled 152,392, a decrease of 4,949 basic subscribers from December 31, 2001. This is due to the decrease of 5,261 basic subscribers recognized upon consummation of the March 2002 like-kind exchange of Monroe Cablevision, as adjusted to reflect the independent appraisal report. The increase in cable revenue also reflects certain dial-up Internet customers that began to be serviced by our cable operations in 2002. During the year ended December 31, 2002, our cable segment reported $1.4 million of revenue relating to these customers for whom 2001 revenues were included in the other communications segment.

     Newspaper Publishing. Publishing revenue decreased $7.4 million, or 2.8%, from 2001 to 2002. The decrease in publishing revenue was composed mostly of a $7.2 million, or 3.4% decrease in advertising revenue to $205.5 million in 2002. The reduction in advertising revenue was due to decreases in local, national and classified sales of $4.0 million, or 3.6%, $2.0 million, or 6.6%, and $4.2 million or 5.4%, respectively, resulting from advertisers' reactions to the general economic conditions throughout 2002. These decreases were partially offset by increases in other advertising revenues, including internet sales, of $3.4 million. Circulation revenue decreased $267,000, or 0.5%, to $49.9 million in 2002. Other revenue, which consists of third-party and total market delivery and niche publications, was consistent with the same period of the prior year.

     Television Broadcasting. Broadcasting revenue increased $4.8 million, or 13.6%, from 2001 to 2002. The increase in broadcasting revenue was primarily a result of increased local, national, and political revenue of $1.5 million, $1.9 million, and $2.8 million, respectively. These increases were offset by an increase in agency commissions.

     Other Communications. Other communications revenue increased $1.2 million, or 4.8%, from 2001 to 2002. Total telephony revenue was $17.9 million, an increase of $4.2 million, or 30.8%, as compared to the same period of the prior year. The increase resulted from growth in telephony switched services revenue of $3.6 million (including an increase of $983,000 in reciprocal compensation) resulting from growth in our telephony customer base. Since December 31, 2001, 116 new business retail telephony customers have been added, representing a 25.1% increase. The growth in telephony revenue was partially offset by a reduction in revenue due to certain residential dial-up Internet customers now being serviced by our cable operations. Other communications results for the year ended December 31, 2001 included $1.3 million of revenue relating to these Internet customers.

Operating Expenses

     Operating expenses decreased $7.0 million, or 1.7%, from 2001 to 2002. The decrease in operating expenses is primarily attributable to decreased publishing, broadcast and other communications expenses, partially offset by increased cable and corporate general and administrative expenses.

     Cable Television. Cable operating expenses increased $6.8 million, or 8.1%, from 2001 to 2002. The increase was primarily due to a $2.2 million, or 11.0% increase in basic cable programming expenses to $22.5 million, resulting from price increases from programming suppliers and the purchase of additional programming for new cable channels offered on our cable systems. General and administrative expenses increased $2.8 million, or 32.5%, partially due to increased personal property taxes associated with the rebuild of our Toledo cable system. During the year ended December 31, 2002, the cable group recognized $895,000 of expense related to servicing certain residential dial-up Internet customers for whom 2001 expenses were included in the other communications segment.

     Newspaper Publishing. Publishing operating expenses decreased $13.6 million, or 5.2%, from 2001 to 2002. The decrease in publishing operating expenses was partially due to a $9.6 million, or 24.5%, decrease in newsprint and ink expense, resulting from a weighted-average price per ton decrease of $128.86, or 22.5%, and a 4.3% decrease in consumption from the same period of the prior year. Amortization expense decreased $2.1 million due to the effect of the non-amortization provisions of SFAS No. 142, adopted during 2002. Additional savings resulted from overall cost controls and headcount reductions.

     Television Broadcasting. Broadcasting operating expenses decreased $660,000, or 1.8%, from 2001 to 2002. The decrease was due to a reduction in the news department expenses of $467,000, or 8.4%, and amortization expense of $764,000 due to the implementation of SFAS No. 142 in the current year. These decreases were partially offset by an increase in broadcast rights amortization of $686,000, or 11.2%. Additional savings resulted from overall cost controls implemented to offset salary and inflationary costs.

     Other Communications. Other communications operating expenses decreased $2.9 million, or 10.2%, from 2001 to 2002. The decrease was partially due to a $1.6 million, or 16.2%, decrease in operating expenses relating to security alarm system sales and monitoring caused by a decrease in sales volumes, as well as by cost control initiatives. Expenses also decreased due to certain residential dial-up Internet customers now being serviced by our cable operations. Other communications results for the year ended December 31, 2001 included $1.2 million of expense relating to these Internet customers.

Operating Income

     Operating income increased $17.6 million. Cable operating income increased $5.2 million primarily due to revenue growth generated from rate increases and rollout of new services, partially offset by increases in basic cable programming and general and administrative expenses. Publishing operating income increased $6.2 million, primarily due to newsprint savings and the implementation of an overall expense reduction program, partially offset by a reduction of advertising revenue. Broadcasting operating income increased $5.4 million due to revenue growth in all advertising categories and an overall expense reduction program. Other communications operating income increased $4.1 million due to revenue growth from increased telephony sales. Corporate general and administrative expenses increased $3.3 million due primarily to increases in salary expense, executive committee stock awards and amortization of deferred financing costs.

Net Income

     For the year ended December 31, 2002, the Company reported net income of $2.5 million compared to a $17.9 million net loss reported for the year ended December 31, 2001. The increase in net income is due to the increase in operating income, a $21.1 million gain recognized on the like-kind exchange of Monroe Cablevision, and a $4.6 million decrease in the expense attributable to the change in fair value of interest rate swaps, partially offset by a $9.0 million loss related to the early extinguishment of debt and a $3.5 million increase in interest expense.

Depreciation and Amortization

     Depreciation and amortization decreased $630,000, or 1.1%, as compared to 2001, due to a decrease in amortization expense of $1.4 million as a result of the non-amortization provisions of SFAS No. 142, adopted in the current year, partially offset by a $628,000 increase in amortization of broadcast rights.

EBITDA

     EBITDA increased $15.4 million, or 30.6%, as compared to the year ended December 31, 2001. EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization (including amortization of broadcast rights), other non-cash charges, gains or losses on disposition of assets, other non-recurring charges, and extraordinary items and after payments for broadcast rights. EBITDA as a percentage of revenue increased to 15.4% during 2002, from 12.1% in 2001. The increase in EBITDA margin was primarily due to basic cable rate increases, the continued rollout of high margin advanced cable products, lower newsprint prices, continued growth in our telephony customer base, and the implementation of overall expense reduction programs.

Net Interest Expense

     Net interest expense increased $3.4 million, or 17.4%, from 2001 to 2002. The increase in net interest expense was due to the incurrence of additional debt, primarily to fund the cable system capital expenditures and maintain other operating assets.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

     Revenues decreased $11.1 million, or 2.6%, from 2000 to 2001. The decrease in revenues was largely due to decreased advertising revenues in both our publishing and broadcasting operations attributable to a soft advertising market, which was primarily the result of a weak overall economic environment. The decrease was partially offset by increased revenues in our cable and other communications operations.

     Cable Television. Cable revenue increased $7.3 million, or 8.9%, from 2000 to 2001. The increase in cable revenue was principally a result of an increase of $4.29, or 9.8%, in the average monthly revenue per basic subscriber, partially offset by a slight decrease in basic subscribers. The increase in the average monthly revenue per basic subscriber was primarily a result of an increase in the basic cable service rate charged to subscribers and growth in high-speed cable modem subscribers, as well as an increase in digital cable and pay-per-view services.

     Newspaper Publishing. Publishing revenue decreased $22.0 million, or 7.7%, from 2000 to 2001. The decrease in publishing revenue was due to a $22.2 million, or 9.5%, decrease in advertising revenue to $211.9 million in 2001. This was a result of reduced advertising sales, primarily in classified advertising as a result of a decrease in placement of help wanted advertising due to the general economic slowdown, partially offset by advertising rate increases for all categories of advertising. Circulation revenue decreased $693,000, or 1.4%, to $50.0 million in 2001 due to decreased circulation sales. Other revenue, which is composed of third-party and total market delivery and niche publications, increased $1.4 million, or 101.9%, to $2.8 million.

     Television Broadcasting. Broadcasting revenue decreased $7.3 million, or 17.3%, from 2000 to 2001. The decrease in broadcasting revenue was primarily a result of lower local and national advertising as a result of the general economic slowdown and greatly reduced political advertising demand due to the lack of political races during 2001.

     Other Communications. Other communications revenue increased $11.0 million, or 76.8%, from 2000 to 2001. The increase in other communication revenue was primarily a result of a $6.3 million, or 85.2%, increase in telephony services to $13.6 million in 2001, primarily due to increased telephony subscribers and sales of additional services to existing customers.

Operating Expenses

     Operating expenses increased $3.5 million, or 0.8%, from 2000 to 2001. The increase in operating expenses was largely attributable to increased cable and telephony expenses and partially offset by decreased publishing expenses.

     Cable Television. Cable operating expenses increased $10.0 million, or 13.5%, from 2000 to 2001. The increase was primarily due to a $5.9 million, or 22.7%, increase in depreciation and amortization to $27.2 million in 2001, attributable to capital expenditures associated with the rebuild and expansion of our cable systems. Basic cable programming expenses increased $2.9 million, or 16.6%, to $20.2 million, due to price increases from programming suppliers and the purchase of additional programming for new cable channels offered on our cable systems.

     Newspaper Publishing. Publishing operating expenses decreased $14.5 million, or 5.2%, from 2000 to 2001. The decrease in publishing operating expenses was composed of a $7.3 million decrease in general and administrative expense to $19.8 million in 2001 primarily due to decreases in workers’ compensation expense, LIFO inventory reserve, and legal and professional fees. Sales and marketing expenses decreased by $6.9 million to $18.3 million due to overall reduction of promotion and advertising campaigns.

     Television Broadcasting. Broadcasting operating expenses were substantially the same in 2000 and 2001.

     Other Communications. Other communications operating expenses increased $9.5 million, or 51.6%, from 2000 to 2001. The largest increase in other communications operating expenses was an increase of $5.2 million, or 53.0%, in telephony expenses resulting from providing telephony services to an expanded customer base.

Operating Income

     Operating income decreased $14.6 million, or 103.2%, from 2000 to 2001. Cable operating income decreased $2.7 million, or 36.1%, from 2000 to 2001. The decrease in cable operating income was primarily due to increased depreciation expense as a result of our rebuilt cable system in Toledo, offset by revenue growth generated by rate increases and the addition of new services. Publishing operating income decreased $7.5 million, or 80.0%, from 2000 to 2001. The decrease in publishing operating income was due to reduced advertising sales, primarily in classified advertising, and partially offset by advertising rate increases. Broadcasting operating income decreased $7.2 million, or 133.0%, from 2000 to 2001. The decrease in broadcasting operating income was primarily due to lower local, national and political advertising demand in our markets.

Net Income

     For the year ended December 31, 2001, the company reported a net loss of $17.9 million compared to net income of $12.8 million for the year ended December 31, 2000. The decrease in net income is due to a $14.6 million decrease in operating income, $5.3 million of expense recognized in 2001 attributable to the change in fair value of interest rate swaps due to the adoption of SFAS No. 133, a $5.3 million increase in interest expense and a $22.3 million gain on disposition of WLFI-TV, Inc. recognized during 2000.

Depreciation and Amortization

     Depreciation and amortization increased $6.9 million, or 14.1%, from 2000 to 2001. The increase in depreciation and amortization was primarily due to our rebuilt cable system in Toledo and other capital expenditures to maintain our operating assets.

EBITDA

     EBITDA decreased $6.6 million, or 11.6%, from 2000 to 2001. EBITDA as a percent of revenues decreased from 13.3% in 2000 to 12.1% in 2001. The decrease in EBITDA and EBITDA margin from 2000 to 2001 was primarily due to lower total revenues and higher operating costs as described above.

Net Interest Expense

     Net interest expense increased $5.4 million, or 38.2%, from 2000 to 2001. The increase in net interest expense was due to the incurrence of additional debt, primarily to fund cable system capital expenditures.

Liquidity and Capital Resources

     Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our senior credit facilities. The need for liquidity arises primarily from capital expenditures and interest payable on the senior subordinated notes and the senior credit facility.

     Net cash provided by operating activities was $35.1 million and $37.3 million for the years ended December 31, 2002 and December 31, 2001, respectively. The net cash provided by operating activities is determined by adding back depreciation and amortization, and adjusting for other non-cash items, including, for the year 2002, a $733,000 loss resulting from the change in fair value of interest rate swaps, a $21.1 million gain attributable to the exchange of Monroe Cablevision, Inc., and a $2.7 million write off of deferred financing costs related to extinguished debt. Net cash provided by operating activities also reflects a $7.0 million contribution to the corporate pension plan. No contribution was made during 2001. Cash used in investing activities was $32.4 million for the year ended December 31, 2002, compared to $57.8 million for the prior year. Net cash used in investing activities for the year ended December 31, 2002 includes $12.7 million to payoff cash advances on life insurance policies, offset by $12.1 million of proceeds received from Comcast Corp. in the exchange of Monroe Cablevision, Inc.

     Our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facility. We made capital expenditures, including capital leases, of $32.0 million and $62.2 million, for the years ended December 31, 2002 and December 31, 2001, respectively. Capital expenditures for 2001 were primarily used to rebuild the Toledo cable system and maintain other operating assets. Capital expenditures for 2002 were primarily used to support our continued rollout of advanced cable products, the plant rebuild of the system acquired from Comcast Corp., and maintenance of our other operating assets.

     For the year ended December 31, 2003, it is anticipated that we will spend approximately $71.2 million on capital expenditures, including the rebuild of Erie County CableSystem’s plant, expenditures required for success-based deployment of advanced cable products, continued growth in the telephony customer base, and various improvements to the Pittsburgh Post-Gazette production facility.

     Financing activities provided $1.2 million of cash for the year ended December 31, 2002, compared to $22.1 million for the prior year. We have concluded a number of financing transactions, which fully support our operating plan. These transactions are detailed as follows:

     During the first half of 2002, we refinanced all of our previous debt outstanding, resulting in new proceeds of $250.0 million and $10.8 million of deferred financing costs. In April 2002, we issued $175 million of 91/4% senior subordinated notes. The proceeds were used to repay our existing senior term loan and senior notes and to prepay a portion of our existing senior revolving credit facility. In May 2002, we entered into new senior credit facilities totaling $200.0 million, consisting of a $75 million term loan B, a $40 million delay-draw term loan A, and an $85 million revolving credit facility. The proceeds of the $75.0 million term loan B were used to refinance the remaining balance of the existing senior revolving credit facility. The revolver and term loan A will be used to fund future capital expenditures. The new senior credit facilities are guaranteed by substantially all of our present and future domestic subsidiaries and are collateralized by a pledge of substantially all of our and the guarantor subsidiaries’ material assets.

     At December 31, 2002, the balances outstanding and available under our new senior credit facilities and subordinated notes were $249.6 million and $111.5 million, respectively, and the weighted-average interest rate on the balance outstanding was 8.04% as adjusted for interest rate swaps in effect. At December 31, 2001, the balances outstanding and available under our previous senior credit facility and senior notes were $235.0 million and $51.0 million, respectively, and the weighted-average interest rate on the balance outstanding was 11.0% as adjusted for interest rate swaps in effect. Interest expense in 2002 increased $3.5 million due to the increase in outstanding debt offset by the decrease in the effective interest rate.

     We have a substantial amount of debt, and our high level of debt could have important consequences for you. We believe that funds generated from operations and the borrowing availability under our new senior credit facilities will be sufficient to finance our current operations, our cash obligations in connection with the planned capital expenditures, and our current and future financial obligations.

     The following summarizes our contractual obligations as of December 31, 2002, including periods in which the related payments are due (in 000’s):

	2003	2004	2005	2006	2007	Thereafter	Total

Subordinated notes, as adjusted for fair value hedge	$—	$—	$—	$—	$—	$182,659	$182,659
Term loan	4,321	750	750	750	750	67,304	74,625
Capital leases	329	363	399	425	462	1,175	3,153

Total long-term debt	4,650	1,113	1,149	1,175	1,212	251,138	260,437

Broadcast rights payable	5,850	3,561	2,471	935	363	—	13,180
Broadcast rights commitments	467	967	987	656	371	238	3,686

Total broadcast rights	6,317	4,528	3,458	1,591	734	238	16,866

Operating leases	3,044	2,010	1,393	963	398	1,599	9,407

Total contractual obligations	$14,011	$7,651	$6,000	$3,729	$2,344	$252,975	$286,710

     At December 31, 2002, we have recorded recoverable Federal income tax of $8.7 million, which includes the effect of new Federal tax legislation that increases the carryback period for net operating losses.

Recent Accounting Pronouncements

     Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement Nos. 137 and 138, (collectively, SFAS No. 133), which requires the Company to record all derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded the cumulative effect of the accounting change as a liability of $2,106,123 with an offset to other comprehensive loss, net of $758,000 of deferred income taxes, which is being amortized over the remaining life of the two swap agreements in effect at the time of transition.

     Effective January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Purchased goodwill and indefinite-lived intangible assets are no longer amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means continue to be amortized over their useful lives. As of January 1, 2002, the Company performed the first of the required impairment tests of goodwill. Additionally, the Company performed its annual impairment test in the fourth quarter of 2002. No impairment was present upon performance of the 2002 impairment tests.

     In June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued and is effective for fiscal years beginning after June 15, 2002. The pronouncement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The Company does not expect the adoption of this standard to significantly impact its financial position or results of operations.

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. The carrying value of long-lived assets is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If various external factors or the projected undiscounted cash flows generated by the asset over the remaining amortization period indicate that the carrying value of the asset will not be recoverable, the carrying value will be adjusted to the estimated fair value, or the remaining useful life adjusted as necessary. For the year ended December 31, 2002, the Company has not recognized any impairment charges for long-lived assets included in the scope of SFAS No. 144.

     In April 2002, SFAS No. In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued and requires a gain or loss related to the extinguishment of debt to no longer be recorded as an extraordinary item. The Company has elected early adoption as encouraged by SFAS No. 145, which would not otherwise require adoption until fiscal year 2003. As a result, losses on extinguishment of debt totaling $9.0 million are included in income from continuing operations for the year ended December 31, 2002.

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

     In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has previously adopted the fair value method of accounting for stock-based employee compensation; therefore all years presented reflect this method and no pro-forma disclosures are required.

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

Factors That Could Affect Future Results

We have substantial debt and have significant interest payment requirements, which may adversely affect our financial health and our ability to react to changes in our business.

     We have a significant amount of indebtedness. At December 31, 2002, we have total indebtedness of $260.4 million. In 2001, our earnings were insufficient to cover fixed charges by $25.8 million.

     Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the senior credit facilities and subordinated notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	place us at a disadvantage compared to competitors that have less debt; and

•	limit our ability to borrow additional funds.

     In addition, the indenture and the agreements relating to our senior credit facilities contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the agreements relating to our subordinated notes and senior credit facilities do not fully prohibit us or our subsidiaries from doing so. As of December 31, 2002, we have approximately $111.5 million available under our senior credit facilities. All borrowings under our senior credit facilities are secured by substantially all of our existing assets and rank senior to the subordinated notes and the subsidiary guarantees. If new debt is added to our and our subsidiaries’ current debt levels, the leverage-related risks described above could intensify.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

     Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. A portion of the indebtedness under our senior credit facilities bears variable rates of interest, and we have entered into interest rate swap agreements that have the effect of causing us to bear variable interest rate risk with respect to a portion of the subordinated notes. See “Quantitative and Qualitative Disclosures about Market Risk.”

     We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our senior credit facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. The ability to borrow funds in the future under our senior credit facilities will depend on our meeting the financial covenants in the agreement governing those facilities. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior credit facilities and the subordinated notes, on commercially reasonable terms or at all.

The indenture for the subordinated notes and the credit agreement governing our senior credit facilities contain various covenants that limit our management’s discretion in the operation of our businesses.

     The indenture governing the subordinated notes and the credit agreement governing our senior credit facilities contain various provisions that limit our management’s discretion by restricting our ability to:

•	incur additional debt and issue preferred stock;

•	pay dividends and make other distributions;

•	make investments and other restricted payments;

•	create liens;

Changes in the funded status of our consolidated pension plans could affect our liquidity or financial position.

     As of December 31, 2002, we have recorded $47.0 million of additional minimum pension liability due to a consolidated accumulated benefit obligation in excess of the fair value of plan assets. The uncertainty of financial markets could cause historical trends to not be indicative of future pension contributions and net periodic pension costs.

•	sell assets; and

•	enter into certain transactions with affiliates.

     These restrictions on our management’s ability to operate our businesses in accordance with its discretion could have a material adverse effect on our business. In addition, our senior credit facilities require us to meet certain financial ratios in order to draw funds.

     If we default under any financing agreements, our lenders could:

•	elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or

•	terminate their commitments, if any, to make further extensions of credit.

     If we are unable to pay our obligations to our senior secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them. The collateral under our senior credit facilities consists of substantially all of our existing assets. In addition, a breach of certain of these restrictions or covenants, or an acceleration by our senior lenders of our obligations to them, would cause a default under the subordinated notes. We may not have, or be able to obtain, sufficient funds to make accelerated payments, including payments on the subordinated notes, or to repay the subordinated notes in full after we pay our senior lenders.

Reductions in advertising could adversely affect our results of operations.

     Substantially all of our revenues in our newspaper publishing and television broadcasting businesses are derived from advertisers in many different industries. Since the fourth quarter of 2000, there has been a general slowdown in the advertising industry. If these trends continue, our results of operations will continue to be adversely affected.

     A recession or downturn in the United States economy or the economy of an individual geographic market in which we operate would likely adversely affect our advertising revenues and, therefore, our results of operations.

     If a significant amount of newspaper or television advertising were to shift to other communications media as a result of changes in technology, changes in consumer preferences, cost differentials or for other reasons, our businesses could be adversely affected.

Our newspaper and television content may attract fewer readers and viewers, limiting our ability to generate advertising and circulation revenues.

     The success of each of our newspapers and television stations is primarily dependent upon its share of the overall advertising revenues within its market. The ability of newspapers and television stations to generate advertising revenues depends to a significant degree upon audience acceptance. Audience acceptance is influenced by many factors, including the content offered, shifts in population, demographics, general economic conditions, public tastes generally, reviews by critics, promotions, the quality and acceptance of other competing content in the marketplace at or near the same time, the availability of alternative forms of entertainment and other intangible factors. All of these factors could change rapidly, and many are beyond our control.

     In our television broadcasting business, technological innovations have fragmented television viewing audiences and subjected television broadcasting stations to new types of competition. During the past decade, cable television and independent stations have captured an increasing market share and overall viewership of broadcast network television has declined.

     Our advertising revenues will suffer if any of our newspapers or stations cannot maintain its audience ratings or market share or cannot continue to command the advertising rates that we anticipate.

Our businesses operate in highly competitive industries.

     Our businesses operate in a very competitive environment and are subject to actual and potential competition from various sources.

Cable Television

     Our cable television systems face competition from:

•	alternative methods of receiving and distributing video programming, including:

•	over-the-air television broadcast stations;

•	direct broadcast satellite (DBS);

•	satellite master antenna television systems, which use one central antenna to receive and deliver television programming to a concentrated group of viewers, such as in apartments, hotels or hospitals;

•	multichannel multipoint distribution systems, which use low power microwave frequencies with increased channel capacity to transmit video programming over the air to customers;

•	data transmission and Internet service providers; and

•	other sources of news, information and entertainment such as newspapers, movie theaters, live sporting events, other entertainment events and home video products, including VCRs and DVDs.

     In the future, our cable systems may face additional competition from new sources, including regional Bell operating companies, other cable television companies, other telephone companies, public utility companies and other entities that are in the process of entering the cable television business in other parts of the country; and broadcast digital television, which can deliver high definition television pictures, digital-quality programs and CD-quality audio programming.

Newspaper Publishing

     The newspaper publishing industry depends primarily upon the sale of advertising and paid subscriptions to generate revenues. Competition for advertising, subscribers, readers and distribution is intense and comes from local, regional and national newspapers; television broadcasting stations and networks and cable channels; radio; the Internet; direct mail; and other information and advertising media that operate in our newspaper publishing markets.

Television Broadcasting

     Our television stations face competition for audience and advertising revenues from other television broadcasters. Our competitors also include cable television operators, wireless cable systems, direct broadcast satellite systems, telephone company video systems, radio broadcasters and other media, including newspapers, magazines, computer on-line services, movies, direct mail, compact discs, VCRs, DVDs, music videos, the Internet, outdoor advertising and other forms of entertainment and advertising.

We may not remain competitive if we do not respond to the rapid changes in technology, standards and services that characterize the media industry and which may require us to invest a significant amount of capital to address continued technological development.

Our need to comply with comprehensive, complex and sometimes unpredictable federal, state and/or local regulations could have an adverse effect on our businesses.

     The cable and television broadcasting industries are subject to extensive legislation and regulation at the federal, state and local levels. The rules and regulations governing our businesses have at times had a material adverse effect on our businesses. Federal, state and local regulations have increased the administrative and operational expenses of our businesses. In addition, Congress and the FCC may in the future adopt new laws or modify existing laws and regulations and policies regarding a wide variety of matters. Compliance with these regulations and policies could increase costs. As we continue to introduce additional communications services, we may be required to obtain federal, state and local licenses or other authorizations to offer such services. We may not be able to obtain and retain all necessary governmental authorizations and permits in a timely manner, or at all, or conditions could be imposed upon such authorizations and permits that may not be favorable to us or with which we may not be able to comply. Failure to do so could negatively affect our existing operations and could delay or prevent our proposed operations. We may be required to modify our business plans or operations as new regulations arise. We cannot assure you that we will be able to do so in a cost-effective manner, or at all. The adoption of various measures or the elimination of various existing restrictions could accelerate the existing trend toward vertical integration in the media and home entertainment industries and could cause us to face more formidable competition in the future.

We are obligated to redeem stock from the estates of our principal shareholders to the extent required to pay death taxes. In certain circumstances, these obligations could have significant adverse effects on our liquidity and financial position.

     The Company and all shareholders are parties to an agreement which requires the Company to redeem shares of our non-voting common stock from the estate of a deceased shareholder to the extent such redemption qualifies for sale treatment, rather than dividend treatment, under Section 303 of the Internal Revenue Code. See “Stock Redemption Agreement” in Item 13.

     Although we are unable to determine with any certainty the amounts we may be required to pay under the agreement, we believe that based on the amount of life insurance in force for our major shareholders, combined with our ability to defer redemptions over a 15-year period, the amounts the Company will be required to pay under the agreement will not have a material adverse effect on the Company’s liquidity or financial position. In certain circumstances, however, the making of these payments might result in a violation of the fixed charge coverage requirements of our new senior credit facilities. If this were to occur, the effect on the Company’s liquidity could be material.

A terrorist attack or war could have a severe adverse effect on our financial position.

Risks Relating to Our Cable Television Business

If our programming costs continue to increase and we cannot pass them along to our customers, our cash flow will decrease.

     In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. This escalation may continue. Because of our size, we are unable to negotiate the more favorable rates that are granted to large national multiple system operators. For competitive reasons, we may not be able to pass programming cost increases on to our subscribers. Exclusive arrangements negotiated by other larger programming outlets may prevent us from offering certain desirable programming.

     We purchase the majority of our cable programming through the National Cable Television Cooperative. We achieve significant savings through participation in this cooperative, as compared to programming rates we could negotiate on our own, thereby lowering our costs of program acquisition. If for any reason we were unable to continue to obtain programming though such buying cooperatives, and we were unable to pass the increase in programming costs on to our subscribers, our results of operations and cash flow would be adversely affected.

Copyright law changes could increase the costs of the licenses we need to operate our cable systems.

     Cable systems must obtain copyright licenses for the programming they carry. For over-the-air broadcast channels we carry on our systems, we obtain copyrights under a system established by the Copyright Act of 1976, which provides a blanket license for copyrighted material on television stations whose signals a cable system retransmits. From time to time, Congress considers proposals to alter the blanket copyright license system, some of which could make the license more costly.

We will face competition from providers of alternatives to our high-speed Internet services.

     Competitors, including telephone companies, have introduced digital subscriber line technology (also known as DSL), which allows Internet access over traditional phone lines at data transmission speeds greater than those available by a standard telephone modem. Competition from wireless broadband Internet services is also being introduced in our service areas. We cannot predict the impact these competing broadband technologies will have on our Internet access services or on our operations. Our high-speed Internet services will also continue to face competition from traditional lower speed dial-up Internet service providers, which have the advantage of lower price and in some cases proprietary content and nationwide marketing.

We may be required to provide access to our networks to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new services.

     Cable modem services have been subject to only light regulation by the FCC. The FCC has ruled that “broadband services should exist in a minimal regulatory environment.” Congress and the FCC have been asked to require cable operators to provide “open access” over their cable systems to other Internet service providers. To date, Congress and the FCC have declined to impose these requirements, although the FCC has recently initiated a new rulemaking proceeding on this matter. This same open access issue is also being considered by some local franchising authorities and is being actively litigated in the courts. If we are required to provide open access or face other forms of increased regulation, it could adversely impact our anticipated revenues from high-speed Internet access services and complicate marketing and technical issues associated with the introduction of these services.

If we are unable to procure the necessary software and equipment, our ability to offer our services could be impaired.

     We depend on vendors to supply our cable electronic equipment, such as the set-top converter boxes, fiber and other equipment, as well as the enabling software for analog and digital cable services. This equipment is available from a limited number of suppliers. We typically purchase equipment under purchase orders placed from time to time and do not carry significant inventories of equipment. If there are delays in obtaining software or if demand for equipment exceeds our inventories and we are unable to obtain required software and equipment on a timely basis and at an acceptable cost, our ability to recognize additional revenues and to add additional subscribers from these services could be delayed or impaired. In addition, if there are no suppliers who are able to provide converter devices that comply with evolving Internet and telecommunications standards or that are compatible with other products or components we use, our business may be materially impaired.

     The computer system and software used by our cable systems for billing and customer service are outdated. While we have budgeted for and scheduled the replacement of this system, in the event of delays or difficulties in procuring or converting to the new computer system, our ability to launch and track new cable services could be adversely affected.

As we introduce new cable services, a failure to predict and react to consumer demand or successfully integrate new technology could adversely affect our business.

We may be adversely affected by strikes and other labor protests.

     The employees of our Toledo cable system include two collective bargaining units represented by the Brotherhood of Teamsters. One of these includes the technicians responsible for cable service installation and repair and for ongoing maintenance of our cable plant; the other comprises the employees who program our cable converter boxes. The current collective bargaining agreements for these employees expire in 2003 and 2004, respectively. If we were to experience a strike or work stoppage, it might be difficult for us to find a sufficient number of willing employees with the necessary skills to replace these employees in handling outages and service calls. Any resulting disruptions in service could cause us to lose revenues and customers and might have permanent adverse effects on our business.

     The employees of our cable construction subsidiary are also represented by the Brotherhood of Teamsters under a collective bargaining agreement which expires in early 2004.

We may be adversely affected by changes in the law or economics relating to our physical plant.

     Our cable systems depend on physical facilities, including transmission equipment and miles of fiber and coaxial cable. Significant portions of those physical facilities occupy public rights-of-way according to terms of local ordinances. Other portions occupy private property under the terms of express or implied easements. And many miles of the cable are attached to utility poles according to terms of pole-attachment agreements we have with the utilities that own the poles. All of this is subject to governmental regulation, as well as the common law of real property. No assurances can be given that we will be able to maintain and use our facilities in their current locations at the current costs. Changes in governmental regulation of these matters, or changes in the economics of the relationships, could have a material adverse effect on our business and our results of operations.

Our cable systems may experience disruptions as a result of technical failures, storms or natural disasters.

     The transmission of programming signals to our headends, our receipt of these signals at our headends and our distribution of the signals to our customers via our cable networks are each exposed to potential disruptions due to technical failures, storms, fires or other natural disasters. Any disruption in our receipt or distribution of programming can cause loss of revenues and increases in operating expenses and have an adverse effect on customer satisfaction. A significant and extended disruption could materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Newspaper Publishing Business

We may be adversely affected by variations in the cost of newsprint.

     Newsprint and ink expense represents our largest raw material expenses and, after labor costs, is the most significant operating cost of our newspaper publishing operations. Although we have a long-term contract to supply newsprint for our publishing operations, pricing under the contract varies with market conditions. Newsprint costs vary widely from time to time, and price changes in newsprint can significantly affect the overall earnings of our newspaper publishing operations. We cannot assure you that our publishing operations will not be exposed in the future to volatile or increased newsprint costs, which could have a material adverse effect on our business and results of operations.

We may be adversely affected by strikes and other labor protests.

     Substantially all non-management employees of our newspaper publishing operations are represented by various unions. The labor agreements with the 10 unions representing our Pittsburgh newspaper employees currently run through December 31, 2006. Eight unions represent the employees of The Blade under labor agreements that expire on March 21, 2003. We are currently involved in labor negotiations with all the unions representing employees of The Blade. We are hopeful that we will reach successor labor agreements with those unions, but can give no assurance that such agreements will be reached. We do not anticipate a work stoppage in connection with the negotiating process.

     If we were to experience a strike or work stoppage at one or both of our papers, any resulting disruptions in operations could cause us to lose subscribers and advertisers and might have permanent adverse effects on our business.

Reporting of or the taking of editorial positions on controversial issues could adversely affect our business.

     Our newspapers report and take editorial positions on issues that are sometimes controversial and that may arouse passions in affected individuals or segments of our communities. This can involve risks of offending advertisers or subscribers, which can result in loss of advertising and subscription revenues, or can on occasion lead to demonstrations and protests, adverse community reaction, boycotts or lawsuits.

The role of newspapers is threatened by competing communications technologies.

     For the past several decades, the introduction of new communications technologies has eroded the once dominant position of newspapers as a source of news and information. While we are making use of the Internet and exploring other strategies to adapt to the future growth of alternate communications technologies, we are unable to predict the extent to which these technologies may adversely affect our newspaper publishing business.

Risks Related to Our Television Broadcasting Business

Our television broadcasting operations could be adversely affected if we fail to renew or continue on favorable terms, if at all, our network affiliations.

     We have one affiliation agreement with NBC, one with ABC and one with UPN. The affiliation agreements governing the relationship between Fox and our two Fox-affiliated stations are unsigned. Our network affiliation agreements are subject to termination by the networks under certain circumstances. We believe that we enjoy a good relationship with NBC, ABC, Fox and UPN. However, we cannot assure you that our affiliation agreements will be renewed, that Fox will continue its relationship with us or that each network will continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. The non-renewal or termination of a network affiliation could adversely affect our business.

The success of our television stations depends on the success of the network each station carries.

     The ratings of each of the television networks, which are based in large part on their programming, vary from year to year, and this variation can significantly impact a station’s revenues. There can be no assurance as to the future success of any network or its programming.

The planned industry conversion to digital television could adversely affect our broadcast business.

     Under current FCC guidelines, all commercial television stations in the United States must be broadcasting in digital format unless there are extenuating circumstances. The government plans to abandon the present analog format by December 31, 2006, provided that 85% of households within the relevant DMA have the capability to receive a digital signal.

     Four of our five television broadcasting stations are meeting the FCC requirement to be broadcasting in digital. KTRV is not required to construct digital facilities until the FCC determines which digital channel KTRV will ultimately utilize. Three of the four stations broadcasting in the digital format are operating at reduced power and antenna heights under an FCC temporary station authorization. The FCC will, at some undisclosed future date, require these stations to increase power and antenna height to the presently licensed maximum values. This future build-out and conversion of our fourth station will result in capital expenditures estimated at $9.6 million. Failure to complete the build-out, when required by the FCC, could result in fines, penalties and loss of the FCC license.

     The implementation of these regulations will expose our business to the following additional risks:

•	The digital technology may allow us and our competitors to broadcast multiple channels, compared to only one today. We do not know what impact this will have on the competitive landscape or on our results of operations. We cannot predict whether or at what cost we will be able to obtain programming for the additional channels. Increased revenues from the additional channels may not make up for the conversion cost and additional programming expenses. Also, multiple channels programmed by other stations could increase competition in our markets.

•	The geographic coverage and power disparities related to digital signals could put us at a disadvantage to at least some of our competitors in certain markets. Furthermore, the higher power required to operate our analog VHF channel that was assigned a UHF digital channel with comparable geographic signal coverage may translate into higher electricity costs for this station.

•	In some cases, when we convert a station to digital television, the signal may not be received in as large a coverage area, or it may suffer from additional interference.

•	While the FCC ruled that cable companies are required to carry the signals of digital-only television stations, the agency has tentatively concluded, subject to additional inquiry, that cable companies should not be required to carry both the analog and digital signals of stations during the transition period when stations will be broadcasting in both modes. If the FCC does not require this, cable customers in our broadcast markets may not receive our digital signal, which could negatively impact our stations.

We may be adversely affected by disruptions in our ability to receive or transmit programming.

     Our stations receive network broadcast feeds by satellite. Satellites are subject to significant risks that may prevent or impair proper commercial operations, including satellite defects, launch failure, destruction and damage and incorrect orbital placement. There can be no assurance that disruptions of transmissions will not occur in the future or that other comparable satellites will be available, or if available, whether a lease agreement with respect to such other satellites could be obtained on favorable terms. The operation of the satellite is outside our control and a disruption of the transmissions could prevent us from receiving our programming content. The transmission of programming is also subject to other risks of equipment failure, including natural disasters, power losses, software errors or telecommunications errors.

     We own or lease antenna and transmitter space for each of our stations. If we were to lose any of our antenna tower leases, we cannot assure you that we would be able to secure replacement leases on commercially reasonable terms, or at all, which could also prevent us from transmitting our programs. Disruptions in our ability to receive or transmit our programming broadcasts could have a material adverse effect on our audience levels, advertising revenues and future results of operations.

Programming costs may negatively impact our operating results.

     One of the most significant operating cost components of our television broadcasting operations is programming. There can be no assurance that we will be able to obtain programming in the future, and that we will not be exposed in the future to increased programming costs which may adversely affect our operating results.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our interest rate risk, we have entered into interest rate swaps. As of December 31, 2002, our interest rate swap agreements expire in varying amounts through April 2009.

     The fair market value and carrying value of our 9 1/4% senior notes were $204.6 million and $182.7 million, as adjusted for the fair value hedge, as of December 31, 2002. The fair market value of our credit facility borrowing of $74.6 million approximates its carrying value as it bears interest at floating rates. As of December 31, 2002, the estimated fair value of our interest rate swap agreements was $893,000, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. This is reflected in our financial statements as other non-current assets. Changes in the fair value of derivative financial instruments are recognized either in income or as an adjustment to carrying value of the underlying debt depending on whether the derivative financial instruments qualify for hedge accounting.

     As of December 31, 2002, we had entered into interest rate swaps that approximated $221.0 million, or 88.5%, of our borrowings under all of our credit facilities. The interest rate swaps consist of $121.0 million relating to our revolving credit and term loan agreements, and $100.0 million principal amount of the senior subordinated notes. In addition, we had entered into an interest rate swap agreement that has the economic effect of substantially offsetting $55.0 million of the swap agreements totaling $121.0 million. In the event of an increase in market interest rates, the change in interest expense would be dependent upon the weighted average of outstanding borrowings and derivative instruments in effect during the reporting period following the increase. Based on our current outstanding borrowings and interest rate swap agreements, our exposure to interest rate risk is not material. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $86,000.

Item 8.   Financial Statements and Supplementary Data

     Reference is made to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

     The table below sets forth information about our executive officers and Board of Directors:

		Director
	Age	Since	Positions With the Company

William Block, Jr. *	58	1985	Chairman of the Board of Directors
Allan J. Block *	48	1985	Managing Director of the Company; Director
John R. Block *	48	1985	Vice Chairman, Editorial Director; Director
Diana E. Block *	30	2002	Director of Operations, Pittsburgh Post-Gazette; Director
William Block	87	1940	Retired Chairman of the Company; Director
David G. Huey	55	2002	President; Director
Gary J. Blair	57	1999	Vice President and Chief Financial Officer; Director
Jodi L. Miehls	31	—	Treasurer; Principal Accounting Officer
Fritz Byers	47	1999	Secretary; General Counsel; Director
Karen D. Johnese	55	1991	Director of Corporate Citizenship; Director
Donald G. Block	49	1985	Director
Mary G. Block	70	1987	Director
Cyrus P. Block	56	1991	Director
Harold O. Davis	73	2002	Director

*	Denotes members of the Executive Committee

     William Block, Jr., is a Director and member of the Executive Committee and was appointed Chairman of the Board and Chairman of the Executive Committee effective January 1, 2002. He served as President of the Company from 1987 through 2001. Mr. Block holds a B.A. degree from Trinity College and a J.D. from Washington and Lee University.

     Allan J. Block is a Director and member of the Executive Committee and was appointed Managing Director effective January 1, 2002. Prior to becoming Managing Director, he directed our cable and broadcast divisions from 1989 through 2001. Mr. Block holds a B.A. degree from the University of Pennsylvania.

     John R. Block is a Director and member of the Executive Committee and was appointed Vice Chairman of the Board and publisher of our two newspapers effective January 1, 2002. Prior to that he directed the news and editorial functions of our two newspapers from 1989 through 2001. Mr. Block holds a B.A. from Yale University.

     Diana E. Block was appointed a Director and member of the Executive Committee in 2002 and in March 2003 was appointed Director of Operations for the Pittsburgh-Post Gazette. Previously she served as the Director of Systems and Technology for the Pittsburgh-Post Gazette since January 2002. She attended Carnegie Mellon University from 2000 to 2001, where she received her master’s degree. Previously, she held several positions with the Pittsburgh Post-Gazette beginning in 1998 and before that taught high school English. Ms. Block also holds a B.A. from Yale University and a master’s degree from the University of Virginia.

     William Block, a Director, served as co-publisher of our two newspapers from 1941 to 1989, and as Chairman of the Board from 1987 to 2001. Mr. Block holds a B.A. degree from Yale University.

     David G. Huey was promoted to President and a Director effective January 1, 2002. Prior to that, he served as President of our cable operations since 1990. Mr. Huey holds a B.S. degree from the University of Toledo.

     Gary J. Blair has served as Vice President and Chief Financial Officer since 1990 and is a Director. Prior to that he served as Finance Director. Mr. Blair holds a B.S. degree and an M.B.A. from Bowling Green State University.

     Jodi L. Miehls was appointed Treasurer in April 2002. Prior to that she served as Assistant Treasurer and Director of Finance. Ms. Miehls holds a B.S.B.A. degree from The Ohio State University.

     Fritz Byers has served as Secretary since 1990 and is a Director. He has also served as Corporate Counsel since 1990. Mr. Byers holds a B.A. degree from Duke University and a J.D. from Harvard University.

     Karen Block Johnese is a Director and was appointed Director of Corporate Citizenship in July 2002. She served as Director of Community Affairs for the Pittsburgh Post-Gazette from 1995. Before that, she held a similar position with the Monterey Herald. Ms. Johnese holds a B.A. from the University of Rochester, and a M.S.W. and an M.E.D. from the University of Pittsburgh.

     Donald G. Block is a Director. He is the Executive Director of the Greater Pittsburgh Literacy Council. Mr. Block holds a B.A. degree from Yale University and an M.A. from Indiana University.

     Mary G. Block is a Director and is the widow of Paul Block, Jr., who served as Chairman of the Board from 1942-1987.

     Cyrus P. Block is a Director. He is a cinematographer with a long resume of well-known movies, television programs, and related work. Mr. Block holds a B.A. from Lewis and Clark College.

     Harold O. Davis was appointed a Director in October 2002. Mr. Davis has previously served as a director and served as Chief Financial Officer from 1972 to 1990. Mr. Davis holds a B.S. degree from Bowling Green State University.

Executive Committee

     Under our Close Corporation Operating Agreement, a four-member Executive Committee, comprised of two representatives of the families of each of the two sons of the Company’s founder, functions as chief executive officer and, except for certain powers specifically reserved to the Board of Directors, also exercises the powers normally exercised by a board of directors. Decisions of the Executive Committee are made by majority vote. In the event of a tie, the agreement provides for the deciding vote to be cast by Charles T. Brumback, former Chairman and Chief Executive Officer of the Tribune Corporation, Chicago, Illinois.

Family Relationships

     Allan J. Block and John R. Block are brothers, and Cyrus P. Block is their half-brother. Their father, Paul Block, Jr., was the brother of William Block. Mary G. Block, the widow of Paul Block, Jr., is the step-mother of Allan J., John R. and Cyrus P. Block.

     William Block is the father of William Block, Jr., Karen D. Johnese and Donald G. Block, who are brothers and sister. Diana E. Block is the daughter of William Block, Jr.

Item 11.   Executive Compensation

     The following table sets forth information concerning the compensation paid for 2002 and 2001, to our five most highly compensated executive officers (the “named officers”):

	Annual Compensation(1)		All Other

Name and Principal Positions Held	Salary	Bonus (2)	Compensation(3)

Allan J. Block, Managing Director and Director 2002	$468,964	$467,173	$14,798
2001	455,000	—	14,343
William Block, Jr., Chairman of the Board of Directors 2002	468,964	467,173	83,128
2001	455,000	—	49,103
John R. Block, Vice Chairman, Editorial Director and Director 2002	468,964	467,173	34,586
2001	455,000	—	34,131
David G. Huey, President and Director 2002	325,000	128,700	40,468
2001	285,000	102,600	23,430
Diana E. Block, Director and Post-Gazette Director of Operations 2002	287,196	467,173	14,195
2001	41,556	—	2,493

(1)	The incremental cost of personal benefits provided to any named officer did not exceed the lesser of $50,000 or 10% of aggregate salary and bonus.
(2)	Except for Mr. Huey, the amounts reported in this column consist of a $100,000 cash bonus and the value of non-voting common stock of the Company to be issued as part of the Executive Committee member’s 2002 bonus. The assigned per share value of the non-voting common stock was $407.97. Each member of the Executive Committee was awarded 900 shares of non-voting common stock, which will be issued in 2003.
(3)	The 2002 amounts reported in this column consist of (1) life insurance premiums of $3,798 for Allan J. Block, $72,128 for William Block, Jr., $23,586 for John R. Block, $14,812 for Mr. Huey and $3,195 for Diana E. Block and (2) employer contributions to a 401(k) plan and a supplemental deferred compensation plan of $11,000 for Allan J. Block, $11,000 for William Block, Jr., $11,000 for John R. Block, $25,656 for Mr. Huey and $11,000 for Diana E. Block.

     Mr. Huey participates in a Phantom Stock Plan under which the Executive Committee may award to key employees phantom stock units representing values determined by the Company of a hypothetical percentage interest in one of our divisions or subsidiaries. Phantom stock unit awards vest in increments of 25% for each year of employment after the date of the award and are payable in cash after eight years from the date of the award based on the value of the units at that time. No dividends or dividend equivalents are paid on phantom stock awards. No phantom stock awards were made to Mr. Huey in 2002 or 2001. As of December 31, 2002, the most recent valuation date, the book value of the phantom stock units held by Mr. Huey was $265,500.

Retirement Plans

     A member of the Executive Committee who is a full-time employee of the Company and who retires at age 60 or later after at least ten years of service, or at an earlier age after at least thirty years of service, will receive an annual pension benefit equal to 70% of the average of his or her total annual compensation for the last five years of employment.

     We have a defined benefit pension plan and supplemental retirement plan in which our other executive officers participate. The following table shows the estimated annual benefits payable under these plans upon normal retirement at age 65 to participating employees, including certain executive officers, in selected compensation and years-of-service categories:

	5-Year Average Compensation

Years of Service	$200,000	$300,000	$400,000	$500,000	$600,000

5	$24,000	$36,000	$48,000	$60,000	$72,000
10	49,000	73,500	98,000	122,500	147,000
15	74,000	111,000	148,000	185,000	222,000
20	99,000	148,500	198,000	247,500	397,000
25	124,000	186,000	248,000	310,000	372,000
30	149,000	223,500	298,000	372,500	447,000

     The amounts shown in the table are straight-life annuity amounts, assuming no election of any available survivorship option, and are subject to offset for social security benefits. Benefits under the plans are based on the average of the participant’s covered compensation for the five years preceding retirement, with covered compensation consisting of salary and bonus. As of December 31, 2002, Mr. Huey had 17.8 years and Mr. Blair had 22.8 years of credited service under these plans.

Compensation of Directors

     Except for the General Counsel, Directors who are not employees receive a payment of $1,000 for each Board of Directors meeting attended.

     Cyrus P. Block, a director, is paid a fee of $50,000 per year for certain consulting services.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table shows as of December 31, 2002 the amount and nature of beneficial ownership of each class of our outstanding capital stock by (1) each director (2) each executive officer named in the above Summary Compensation Table, (3) each beneficial owner of 5% or more of our Voting Common Stock and (4) all directors and executive officers as a group:

			Non-Voting
	Voting Common Stock		Common Stock			Class A Stock

	Amount and					Amount and
	Nature of	Percent	Amount and Nature of		Percent	Nature of	Percent
	Beneficial	of	Beneficial		of	Beneficial	of
Name	Ownership(1)	Class	Ownership(1)		Class	Ownership(1)	Class

William Block, Jr.	7,350	25.0%	37,085		8.7%	1,300	10.3%
Allan J. Block	7,350	25.0%	127,042	(2)	29.7%	515	4.1%
John R. Block	7,350	25.0%	127,042	(2)	29.7%	515	4.1%
Diana E. Block	—	—	1,382		0.3%	320	2.5%
William Block	7,350	25.0%	228,026		53.3%	—	—
David G. Huey	—	—	—		—	—	—
Gary J. Blair	—	—	—		—	—	—
Jodi L. Miehls	—	—	—		—	—	—
Fritz Byers	—	—	—		—	—	—
Karen D. Johnese	—	—	362		(3)	—	—
Donald G. Block	—	—	6,563		1.5%	1,660	13.2%
Mary G. Block	—	—	8,330		1.9%	1,297	10.3%
Cyrus P. Block	—	—	122,484	(2)	28.6%	2,970	23.5%
Harold O Davis	—	—	—		—	—	—
All directors and executive officers as a group (14 persons)	29,400	100.0%	413,686		96.7%	8,577	68.0%

(1)	Under regulations of the Securities and Exchange Commission, a person is considered the “beneficial owner” of a security if the person has or shares with others the power to vote the security (voting power) or the power to dispose of the security (investment power). In the table, beneficial ownership of our stock is determined in accordance with these regulations and does not necessarily indicate that the person listed as a beneficial owner has an economic interest in the shares listed as beneficially owned.

(2)	Includes 122,224 shares as to which Allan J. Block, John R. Block and Cyrus P. Block share voting and investment power.

(3)	Less than 0.1% of the outstanding shares.

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights (a)	and rights (b)	(a)) (c)

Equity Compensation Plans:
Approved by shareholders	None	—	(1)

Not approved by shareholders	None	—	None

Total	None	—	(1)

(1)	The holders of the Company’s voting common stock have approved a resolution under which members of the Executive Committee may receive bonuses payable in shares of the Company’s non-voting common stock if the Company exceeds its 2003 EBITDA budget by specified amounts. The number of shares which can be earned is determined by a formula based on the amount by which the Company exceeds the EBITDA budget and is not subject to an upper limit.

Item 13.   Relationships and Related Transactions

Stock Redemption Agreement

     The Company and the members of the Block family are parties to an agreement which requires the Company to redeem shares of our Non-Voting Common Stock from the estate of a deceased shareholder to the extent such redemption qualifies for sale treatment, rather than dividend treatment, under Section 303 of the Internal Revenue Code (the “Code”). In general, Section 303 allows sale treatment where (1) the value for Federal estate tax purposes of all stock of the Company included in determining the value of the decedent’s gross estate exceeds 35% of the excess of the value of the gross estate over certain allowable deductions and (2) the amount paid to redeem the stock does not exceed the sum of all federal and state death taxes (including generation-skipping taxes), plus funeral and administration expenses allowable as deductions for federal estate tax purposes. The initial redemption price under the agreement is the value of the shares for federal estate-tax purposes in the deceased shareholder’s estate. In order to qualify for redemption of stock under the agreement, the estate of the deceased shareholder must elect under Section 6166 of the Code to pay the federal estate tax in deferred installments over a period of up to 15 years. In return, the estate is given an option to purchase for $1 per share a number of shares equal to any additional shares required to be redeemed as a result of the deferral election. The Company is also required to pay cash to cover the income tax consequences resulting from the redemption and the option.

     The amounts the Company might be required to pay under the agreement and the timing of such payments will depend upon the year of death of the shareholders and the value of the stock and the estate tax laws in effect at that time. To satisfy part of its obligation under the agreement, the Company has purchased life insurance on lives of certain shareholders who own significant amounts of our non-voting common stock. The vast majority of the life insurance in force is on the lives of William Block (our major shareholder) and his wife. The amount of the death benefit for Mr. and Mrs. Block is $46.1 million, of which $24.1 million is on the life of William Block, $11.2 million on the life of Mrs. Block and $10.8 million on their joint lives.

     Although we are unable to determine with any certainty the amounts we may be required to pay under the agreement, we believe that based on the amount of life insurance in force for our major shareholders, combined with our ability to defer redemptions over a 15-year period, the amounts the Company will be required to pay under the agreement will not have a material adverse effect on the Company’s liquidity or financial position. In certain circumstances, however, the making of these payments might result in a violation of the fixed charge coverage requirements of our new senior credit facilities. If this were to occur, the effect on the Company’s liquidity could be material.

Related Party Transaction

     In 1996, Karen Block Johnese, a director of the Company, borrowed $100,000 from the Company under a promissory note bearing interest at the rate of 8% per annum. Ms. Johnese has repaid $40,000 of the principal amount. Sixty thousand dollars in principal, together with accrued interest in the current amount of approximately $60,000, remain outstanding and are overdue, which amounts are the largest amounts outstanding at any time since January 1, 2002.

Item 14.   Controls and Procedures

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

PART IV

Item 15.   Exhibits, Financial Statements and Reports on 8-K

(a)	1.	Financial Statements:

Our financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K, and are hereby incorporated by reference.

2.	The following financial statement schedule is included in item 15(d):

Schedule II — Valuation and Qualifying Accounts for the years ended December 2002, 2001 and 2000

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibit Index:

3.1	Articles of Incorporation of Block Communications, Inc. (the “Company”), as amended to date, incorporated by reference to exhibit 3.1 of the Company’s registration statement on form S-4 #333-96619.

3.2	Code of Regulations of the Company, incorporated by reference to exhibit 3.2 of the Company’s registration statement on form S-4 #333-96619.

3.3	Close Corporation Operating Agreement, dated December 12, 1988, by and among the Company (f/n/a Blade Communications, Inc.) and the holders of all of its issued and outstanding stock, incorporated by reference to exhibit 3.3 of the Company’s registration statement on form S-4 #333-96619.

3.4	Agreement to Amend and Extend Close Corporation Operating Agreement, dated October 15, 1994, by and among the Company (f/n/a Blade Communications, Inc.) and the holders of all of its issued and outstanding stock, incorporated by reference to exhibit 3.4 of the Company’s registration statement on form S-4 #333-96619.

4.1	Indenture, dated as of April 18, 2002, among the Company, the Guarantors and Wells Fargo Bank Minnesota, National Association, as trustee, incorporated by reference to exhibit 4.1 of the Company’s registration statement on form S-4 #333-96619.

4.2	Credit Agreement, dated as of May 15, 2002, by and among the Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to exhibit 10.1 of the Company’s registration statement on form S-4 #333-96619.

4.3	Guaranty Agreement, dated as of May 15, 2002, by and among each of the Guarantors and Bank of America, N.A., as Administrative Agent, incorporated by reference to exhibit 10.2 of the Company’s registration statement on form S-4 #333-96619.

4.4	Security Agreement, dated as of May 15, 2002, by and among the Company, each of the Guarantors and Bank of America, N.A., as Administrative Agent, incorporated by reference to exhibit 10.3 of the Company’s registration statement on form S-4 #333-96619.

4.5	Intellectual Property Security Agreement, dated as of May 15, 2002, by and among the Company, each of the Guarantors and Bank of America, N.A., as Administrative Agent, incorporated by reference to exhibit 10.4 of the Company’s registration statement on form S-4 #333-96619.

4.6	Assignment of Patents, Trademarks and Copyrights, updated, by and among the Company, each of the Guarantors and Bank of America, N.A., as Administrative Agent, incorporated by reference to exhibit 10.5 of the Company’s registration statement on form S-4 #333-96619.

4.7	Securities Pledge Agreement, by and among the Company, each Guarantor that owns Subsidiary Securities, and Bank of America, N.A., as Administrative Agent, incorporated by reference to exhibit 10.6 of the Company’s registration statement on form S-4 #333-96619.

4.8	Mortgage, dated May 15, 2002, between Block Communication, Inc, and Bank of America, N.A., as Agent, incorporated by reference to exhibit 10.7 of the Company’s registration statement on form S-4 #333-96619.

4.9	Amendment No. 1 dated September 12, 2002 to the Credit Agreement dated as of May 15, 2002, by and among the Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to exhibit 10.1 of the Company’s quarterly report on form 10-Q #333-96619 for the quarterly period ended September 30, 2002.

10.1	Phantom Stock Plan, dated December 13, 1999, for Block Communications, Inc. (f/n/a Blade Communications, Inc.), incorporated by reference to exhibit 10.8 of the Company’s registration statement on form S-4 #333-96619.

10.2	Incentive Compensation Plan, dated January 1, 1991, for Block Communications, Inc. (f/n/a Blade Communications, Inc.), incorporated by reference to exhibit 10.9 of the Company’s registration statement on form S-4 #333-96619.

10.3	Amendment to and Restatement of Stock Redemption Agreement, dated December 12, 1991, incorporated by reference to exhibit 10.10 of the Company’s registration statement on form S-4 #333-96619.

10.4	Shareholders’ Agreement, incorporated by reference to exhibit 10.11 of the Company’s registration statement on form S-4 #333-96619.

12.1	Statement re computation of ratios.

21.1	Subsidiaries of the Company, incorporated by reference to exhibit 21.1 of the Company’s registration statement on form S-4 #333-96619.

99.1	Certification of the Managing Director pursuant to 18 U.S.C. Sec. 1350.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

(b)	Reports on Form 8-K:

None.

(c)	Exhibits

The exhibits listed in item 15(a)(3) above are either filed with this form 10-K or incorporated by reference in accordance with rule 12b-32 of the Exchange Act.

(d)	Financial Statement Schedule

The financial statement schedule listed in item 15(a)(2) above is filed at page S-1 and should be read in conjunction with the financial statements included elsewhere herein.

Report of Independent Auditors

Board of Directors
Block Communications, Inc.

We have audited the accompanying consolidated balance sheets of Block Communications, Inc. (the Company) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Block Communications, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP

Toledo, Ohio
March 7, 2003

Block Communications, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$9,781,645	$5,882,732
Receivables, less allowances for doubtful accounts and discounts of $3,552,000 and $4,861,000, respectively	45,454,639	45,892,946
Recoverable income taxes	9,029,371	4,483,300
Inventories	7,032,626	5,548,784
Prepaid expenses	4,498,401	3,703,756
Broadcast rights	6,546,678	6,083,782
Deferred income taxes	9,271,000	9,803,800

Total current assets	91,614,360	81,399,100
Property, plant and equipment:
Land and land improvements	12,255,696	12,194,446
Buildings and leasehold improvements	41,483,466	41,186,933
Machinery and equipment	215,180,502	209,196,143
Cable television distribution systems and equipment	195,399,291	187,804,505
Security alarm and video systems installation costs	6,591,940	5,923,280
Construction in progress	13,777,267	11,495,916

	484,688,162	467,801,223
Less allowances for depreciation and amortization	235,410,950	204,605,517

	249,277,212	263,195,706
Other assets:
Goodwill	51,987,021	52,461,687
Other intangibles, net of accumulated amortization	39,471,513	31,451,414
Cash value of life insurance, net of policy loans of $12,735,560 in 2001	25,594,543	10,691,105
Deferred income taxes	16,659,000	12,946,900
Pension intangibles	11,931,764	7,230,030
Prepaid pension costs	2,437,798	11,145,446
Deferred financing costs	12,099,099	5,676,725
Broadcast rights, less current portion	6,676,317	6,217,880
Other	3,976,050	3,138,246

	170,833,105	140,959,433

	$511,724,677	$485,554,239

Block Communications, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31
	2002	2001

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,831,059	$12,355,122
Salaries, wages and payroll taxes	19,046,005	16,321,468
Workers’ compensation and medical reserves	8,863,918	9,184,074
Other accrued liabilities	32,846,215	33,946,679
Current maturities of long-term debt	4,649,871	9,908,334

Total current liabilities	79,237,068	81,715,677
Long-term debt, less current maturities	255,786,939	227,355,513
Other long-term obligations	144,113,551	126,635,551
Minority interest	11,941,238	12,264,398
Stockholders’ equity:
5% Non-cumulative, non-voting Class A Stock, par value $100 a share (entitled in liquidation to $100 per share in priority over Common Stock)— 15,680 shares authorized; 12,620 shares issued and outstanding	1,262,000	1,262,000
Common Stock, par value $.10 a share:
Voting Common Stock—29,400 shares authorized, issued and outstanding	2,940	2,940
Non-voting Common Stock—588,000 shares authorized; 427,786 shares issued and outstanding	42,779	42,779
Accumulated other comprehensive loss	(22,860,033)	(4,725,589)
Additional paid-in capital	771,274	771,274
Retained earnings	41,426,921	40,229,696

	20,645,881	37,583,100

	$511,724,677	$485,554,239

Block Communications, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended December 31
	2002	2001	2000

Revenue:
Publishing	$257,256,343	$264,678,678	$286,717,128
Cable	101,473,858	89,420,000	82,110,320
Broadcasting	39,964,031	35,183,897	42,531,103
Other Communications	26,498,493	25,282,312	14,298,551

	425,192,725	414,564,887	425,657,102
Expense:
Publishing	249,186,956	262,798,933	277,312,265
Cable	91,403,840	84,578,461	74,535,841
Broadcasting	36,312,941	36,972,664	37,098,498
Other Communications	25,090,520	27,954,522	18,444,805
Corporate general and administrative	6,045,826	2,705,412	4,151,939

	408,040,083	415,009,992	411,543,348

Operating income (loss)	17,152,642	(445,105)	14,113,754
Nonoperating income (expense):
Interest expense	(22,952,372)	(19,486,186)	(14,174,830)
Gain on disposition of Monroe Cablevision	21,140,829	—	—
Gain on disposition of WLFI-TV, Inc.	—	—	22,338,881
Loss on early extinguishment of debt	(8,989,786)	—	—
Change in fair value of interest rate swaps	(732,748)	(5,340,046)	—
Interest income	126,221	47,452	105,897

	(11,407,856)	(24,778,780)	8,269,948

Income (loss) before income taxes and minority interest	5,744,786	(25,223,885)	22,383,702
Provision (credit) for income taxes:
Federal:
Current	—	(3,680,000)	445,000
Deferred	1,984,500	(3,809,400)	8,029,500

	1,984,500	(7,489,400)	8,474,500
State and local	743,000	357,000	701,686

	2,727,500	(7,132,400)	9,176,186

Income (loss) before minority interest	3,017,286	(18,091,485)	13,207,516
Minority interest	(476,840)	234,622	(427,020)

Net income (loss)	$2,540,446	$(17,856,863)	$12,780,496

Block Communications, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

Three years ended December 31, 2002

				Common Stock
							Accumulated
	Class A		Voting		Non-Voting		Other	Additional
							Comprehensive	Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Capital	Earnings	Total

Balances at January 1, 2000	12,620	$1,262,000	29,400	$2,940	432,310	$43,231	$(518,321)	$697,843	$49,710,547	$51,198,240
Net income									12,780,496	12,780,496
Change in net minimum pension liability (net of $2,000 of deferred income taxes)							(3,621)			(3,621)

Total comprehensive income										12,776,875
Cash dividends declared:
Class A stock—$5.00 per share									(63,100)	(63,100)
Common Stock:
Voting—$3.00 per share									(88,200)	(88,200)
Non-voting—$3.00 per share									(1,297,371)	(1,297,371)

									(1,448,671)	(1,448,671)
Executive stock incentives at $494.58 per share					300	30		148,344		148,374
Redemption of non-voting common shares at weighted- average price per share of $517.11					(2,487)	(249)		(74,913)	(1,210,156)	(1,285,318)

Balances at December 31, 2000	12,620	1,262,000	29,400	2,940	430,123	43,012	(521,942)	771,274	59,832,216	61,389,500
Net income									(17,856,863)	(17,856,863)
Change in net minimum pension liability (net of $1,860,500 of deferred income taxes)							(3,307,662)			(3,307,662)
Fair value of interest rate swaps at January 1, 2001, less accumulated amortization of $706,638 (net of deferred taxes of $503,500)							(895,985)			(895,985)

Total comprehensive income										(22,060,510)
Cash dividends declared:
Class A stock—$2.50 per share									(31,550)	(31,550)
Common Stock:
Voting—$1.20 per share									(35,280)	(35,280)
Non-voting—$1.20 per share									(516,147)	(516,147)

									(582,977)	(582,977)
Redemption of non-voting common shares at $497.61 per share					(2,337)	(233)			(1,162,680)	(1,162,913)

Balances at December 31, 2001	12,620	1,262,000	29,400	2,940	427,786	42,779	(4,725,589)	771,274	40,229,696	37,583,100
Net income									2,540,446	2,540,446
Change in net minimum pension liability (net of $10,452,982 of deferred income taxes)							(18,586,582)			(18,586,582)
Amortization of fair value of interest rate swaps at January 1, 2001 (net of $254,500 of deferred income taxes)							452,138			452,138

Total comprehensive income										(15,593,998)
Cash dividends declared:
Class A stock—$5.00 per share									(63,100)	(63,100)
Common Stock:
Voting—$2.80 per share									(82,320)	(82,320)
Non-voting—$2.80 per share									(1,197,801)	(1,197,801)

									(1,343,221)	(1,343,221)

Balances at December 31, 2002	12,620	$1,262,000	29,400	$2,940	427,786	$42,779	$(22,860,033)	$771,274	$41,426,921	$20,645,881

Block Communications, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2002	2001	2000

Operating activities
Net income (loss)	$2,540,446	$(17,856,863)	$12,780,496
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	44,753,126	44,601,107	38,864,632
Amortization of intangibles and deferred charges	3,011,349	4,421,315	3,478,025
Amortization of broadcast rights	7,138,102	6,510,196	6,318,878
Payments for broadcast rights	(5,744,461)	(5,117,113)	(5,884,612)
Gain on sale of Monroe Cablevision	(21,140,829)	—	—
Gain on sale of WLFI-TV	—	—	(22,338,881)
Deferred income taxes (credit)	1,984,500	(3,809,400)	8,029,500
Provision for bad debts	2,891,075	5,065,784	2,286,533
Minority interest	476,840	(234,622)	427,020
Change in fair value of interest rate swaps	732,748	5,340,046	—
(Gain) loss on disposal of property and equipment	(300,268)	23,117	303,434
Write off of deferred charges related to extinguished debt	2,697,784	—	—
Changes in operating assets and liabilities:
Receivables	(4,151,483)	(367,929)	(8,782,363)
Inventories	(1,526,280)	4,895,147	(3,683,991)
Prepaid expenses	(931,248)	(626,695)	(341,126)
Accounts payable	1,468,530	(8,958,999)	4,419,035
Salaries, wages, payroll taxes and other accrued liabilities	1,887,007	2,678,519	2,611,953
Other assets	(432,895)	(7,580,118)	(1,288,464)
Postretirement benefits and other long-term obligations	(288,316)	8,296,980	1,465,690

Net cash provided by operating activities	35,065,727	37,280,472	38,665,759
Investing activities
Additions to property, plant and equipment	(30,670,261)	(62,153,533)	(80,340,116)
Change in cash value of life insurance	(2,167,877)	(1,408,960)	(2,244,465)
Borrowings against cash value of life insurance	—	7,393,834	—
Repayments of cash value of life insurance	(12,735,560)	—	—
Payments for acquisitions	—	(1,640,000)	(200,000)
Proceeds from sale of Monroe Cablevision	12,059,115	—	—
Proceeds from disposal of property and equipment	1,105,557	50,499	83,678

Net cash used in investing activities	(32,409,026)	(57,758,160)	(82,700,903)
Financing activities
Issuance of senior subordinated notes	175,000,000	—	—
Borrowings on term loan	75,000,000	62,500,000	12,500,000
Payments on senior notes	(67,499,000)	(12,667,000)	(6,167,000)
Payments on term loans	(75,375,000)	—	—
Borrowings (payments) on long-term revolver	(92,500,000)	(23,000,000)	41,500,000
Net payments on short-term revolver	—	(2,620,229)	(2,062,771)
Financing costs deferred	(10,768,413)	—	—
Cash dividends paid	(1,343,221)	(582,977)	(1,448,671)
Distribution to minority partner	(800,000)	—	—
Payments on notes payable and capital leases	(472,154)	(319,431)	(578,185)
Payments on redemption of shares	—	(1,162,913)	(1,210,390)

Net cash provided by financing activities	1,242,212	22,147,450	42,532,983

Increase (decrease) in cash and cash equivalents	3,898,913	1,669,762	(1,502,161)
Cash and cash equivalents at beginning of period	5,882,732	4,212,970	5,715,131

Cash and cash equivalents at end of period	$9,781,645	$5,882,732	$4,212,970

Non-cash borrowings for equipment under capital lease	$1,360,402	$—	$—

Block Communications, Inc.

Notes to Consolidated Financial Statements

December 31, 2002

1.  Significant Accounting Policies

Basis of Presentation

Block Communications, Inc. (the Company) operates primarily in the publishing, cable and broadcasting industries through its newspapers, cable systems and television stations located primarily in the midwest. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Trade Receivables

Trade receivables are held until maturity, or payoff, and are therefore reported in the balance sheet at outstanding principal, adjusted for any write-offs or allowances for doubtful accounts. The Company provides an allowance for doubtful accounts equivalent to an estimation of uncollectible amounts, which is calculated based on a combination of specific identification of questionable accounts and historical collection experience. In addition to these factors, the Company has considered the state of the industries in which it operates, as well as the general state of the economy and the financial strength of the customer base. Accounts are considered past due when payment has not been received within the credit terms established, which vary by customer and industry. Trade receivables are typically written off when sent to a collection agency. Recoveries, net of collection fees, are recorded as a reduction in bad debt expense. None of the Company’s receivables at December 31, 2002 are held for sale. The Company does not accrue interest on past-due receivables.

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

Inventories

Inventories principally relate to newsprint and security alarm system components and are stated at the lower of cost or market. Costs are determined by either the first-in, first-out (FIFO) or last-in, first-out (LIFO) method. Inventories valued on the LIFO method (newsprint inventories) comprise approximately 73% and 64% of total inventories at December 31, 2002 and 2001, respectively. If the FIFO method had been used, such inventories would have been approximately $625,000 and $914,000 higher than reported at December 31, 2002 and 2001, respectively.

Broadcast Rights

Broadcast rights represent the cost of the rights to broadcast films and syndicated programming for specified periods of time. Such costs are capitalized and amortized on the straight-line method over the number of estimated showings. Broadcast rights payable represent the related liabilities under these long-term, non-interest bearing contracts. Additions to the broadcast rights were $7,712,000 and $9,630,000 for the years ended December 31, 2002 and 2001, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded on the basis of cost. Assets under capital leases are recorded at the present value of the future minimum lease payments. Expenditures for additions and improvements that add materially to productive capacity or extend the useful life of an asset are capitalized, and expenditures for maintenance and repairs are charged to earnings. The Company capitalizes certain costs associated with installation of cable and alarm systems in accordance with Statement of Financial Accounting Standards (SFAS) No. 51, Financial Reporting by Cable Television Companies, which include direct installation labor, equipment and allocated indirect costs. When properties are retired or otherwise disposed of, the related accounts for cost and depreciation are relieved, and any gain or loss resulting from the disposal is included in operations. Depreciation is computed by the straight-line and declining-balance methods. The cost of buildings and leasehold improvements is depreciated over 7 to 40 years, machinery and equipment over 3 to 11 years and cable television and security alarm systems over 8 to 12.5 years. Assets under capital lease are amortized over the initial term of the lease, with amortization included in depreciation expense.

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. The carrying value of long-lived assets is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If various external factors or the projected undiscounted cash flows generated by the asset over the remaining amortization period indicate that the carrying value of the asset will not be recoverable, the carrying value will be adjusted to the estimated fair value, or the remaining useful life adjusted as necessary. For the year ended December 31, 2002, the Company has not recognized any impairment charges for long-lived assets included in the scope of SFAS No. 144.

Derivative Financial Instruments

The Company is exposed to market risk arising from changes in interest rates and therefore participates in interest-rate swap contracts as it deems necessary to minimize interest expense while stabilizing cash flows. Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement Nos. 137 and 138, (collectively, SFAS No. 133), which requires the Company to record all derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded the cumulative effect of the accounting change as a liability of $2,106,123 with an offset to other comprehensive loss, net of $758,000 of deferred income taxes, which is being amortized over the remaining life of the two swap agreements in effect at the time of transition.

At December 31, 2002, the Company participates in eight interest-rate swap contracts relating to its long-term debt. One of these contracts is accounted for as a fair value hedge; therefore, changes in the fair value of the derivative have no impact on the Company’s results of operations. This hedge contract qualified for the short-cut method of evaluating effectiveness at the inception of the contract; therefore, continuing assessments of its effectiveness are not performed. The remaining contracts either do not qualify for hedge accounting or the Company has not elected to implement hedge accounting. Accordingly, a non-cash derivative valuation loss of $732,748 and $5,340,046 has been recognized for the years ended December 31, 2002 and 2001, respectively. The fair value of the interest rate swaps at December 31, 2002 of $893,073 is recorded in other non-current assets.

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue primarily from advertising, newspaper subscriptions and cable and other services. Advertising revenue is recorded when the related advertisements are published by the newspapers or are provided by broadcast or cable services. Newspaper subscriptions and cable and other services are either (1) billed to customers in advance and recognized as revenue over the period of the newspaper subscriptions and services provided, or (2) billed to customers and recognized as revenue when the newspapers and services are provided.

Stock-Based Employee Compensation

Executive Committee members are entitled to receive incentive compensation payable in shares of non-voting common stock. During the year ended December 31, 2002, the Company has recognized $1,468,692 in compensation expense for 3,600 shares earned in 2002 that will be issued in 2003. The Company issued 300 shares in 2000, and the related cost of $148,374 was earned and expensed during the year ended December 31, 1999. No shares were earned in the years ended December 31, 2001 and 2000.

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has previously adopted the fair value method of accounting for stock-based employee compensation, therefore all years presented reflect this method and no pro-forma disclosures are required.

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is defined as net income (loss) adjusted for the change in net minimum pension liability and the cumulative effect of the change in accounting standards recorded upon implementation of SFAS No. 133. Accumulated other comprehensive loss of $22,860,033 at December 31, 2002 includes net minimum pension liability of $22,416,186 and net unamortized SFAS No. 133 transition amount of $443,847. Accumulated other comprehensive loss of $4,725,589 at December 31, 2001 includes net minimum pension liability of $3,829,604 and net unamortized SFAS 133 transition amount of $895,985.

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Significant Accounting Policies (continued)

Reclassifications

Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

New Accounting Standards

In June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued and is effective for fiscal years beginning after June 15, 2002. The pronouncement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The Company does not expect the adoption of this standard to significantly impact its financial position or results of operations.

In April 2002, SFAS No. In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued and requires a gain or loss related to the extinguishment of debt to no longer be recorded as extraordinary item. The Company has elected early adoption of SFAS No. 145. As a result, a loss on early extinguishment of debt of $9.0 million is included in income from continuing operations for the year ended December 31, 2002.

In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued and applies to fiscal years beginning after December 31, 2002. SFAS No. 146 requires certain costs associated with a restructuring, discontinued operation or plant closing to be recognized as incurred rather than at the date of commitment to an exit or disposal plan. The Company does not expect the adoption of this standard to significantly impact its financial position or results of operations.

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Acquisitions

Effective March 29, 2002, the Company consummated an asset exchange agreement with Comcast Corporation which resulted in an exchange of 100% of the assets of Monroe Cablevision for 100% of the assets of Comcast’s Bedford, Michigan operations and $12.1 million cash. The Company recorded a $21.1 million gain on the disposition of Monroe Cablevision resulting from the difference in fair value versus the net book value of assets exchanged. For tax reporting, the transaction has been treated as a like kind exchange, and the amount of the gain in excess of the cash received has been deferred. The operations of Monroe Cablevision are included in the Company’s consolidated financial statements through March 28, 2002 and were not material.

The net assets of the Bedford system were recorded at their fair value and primarily relate to property and equipment of $1.6 million, goodwill of $130,000 and amortizable intangibles of $9.3 million. Amortizable intangibles consist of franchise agreements and are being amortized over a weighted average amortization period of 13.5 years. The operations of the Bedford system are included in the Company’s consolidated financial statements beginning March 29, 2002 and pro-forma amounts are not material.

Effective March 30, 2001, the Company purchased the broadcast license for WFTE and other assets of Kentuckiana Broadcasting, Inc. for $400,000. The Company previously had an operating agreement to manage WFTE.

Effective January 1, 2001, the Company purchased the remaining membership interest of Access Toledo, Ltd. for $990,000 in cash. The net assets were recorded at fair value and related primarily to goodwill and other intangibles. The Company also obtained agreements not to compete from the former members and recorded additional intangibles and related obligations of $1,355,000. This acquisition has been accounted for as a purchase, and results of operations are included from the date of acquisition.

Effective April 1, 2000, the Company consummated an asset exchange agreement and a general partnership agreement with LIN Television Corporation (LIN) which resulted in an exchange of 100% of the assets of WLFI-TV, Inc. (WLFI), a wholly owned subsidiary of the Company, for an equal value of assets of WAND Television, Inc. (WAND), a wholly owned subsidiary of LIN. The Company and LIN contributed their respective assets to a general partnership, WAND (TV) Partnership (WAND TV), which owns and operates 100% of the assets of the station.

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Acquisitions (continued)

The Company recorded a $22.3 million gain on the disposition of WLFI resulting from the difference between the fair value and the net book value of the assets exchanged. For tax reporting, the transaction has been treated as a like-kind exchange, and the gain has been deferred. The operations of WLFI are included in the Company’s financial statements through March 31, 2000. The Company is a 66% owner of the general partnership and has controlling interest of the Board of Representatives; therefore, WAND TV has been consolidated for financial statement purposes with the appropriate minority interest recorded since April 1, 2000. The net assets of WAND TV were recorded at their fair value and primarily relate to property and equipment of $6.5 million and intangibles of $29.3 million, offset by minority interest of $12.1 million.

3.  Income Taxes

A reconciliation of the federal statutory rate to the Company’s effective tax rate follows:

	Years ended December 31

	2002	2001	2000

Federal statutory rate	$2,010,700	$(8,828,400)	$7,834,300
State and local taxes, net of federal tax benefit	483,000	232,000	456,100
Amortization of intangibles	163,000	785,400	784,400
Valuation allowance	157,900	586,800	—
Other	(87,100)	91,800	101,386

Provision (credit) for income taxes	$2,727,500	$(7,132,400)	$9,176,186

Total income taxes paid amounted to $492,000, $802,000 and $1,955,150 in 2002, 2001 and 2000, respectively.

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31

	2002	2001

Deferred tax assets:
Postretirement benefits other than pensions	$30,011,000	$28,879,000
Tax loss and credit carryforwards	8,552,000	7,616,000
Net pension costs	5,784,000	—
Deferred compensation and severance	5,550,000	5,210,000
Insurance	3,197,000	3,470,000
Vacation pay	3,016,000	3,083,000
Fair value of interest rate swaps	2,436,000	2,426,000
Other	3,732,000	2,032,700

	62,278,000	52,716,700
Valuation allowance	(745,000)	(587,000)

	61,533,000	52,129,700

Deferred tax liabilities:
Tax over book depreciation and amortization	24,311,000	19,944,000
Deferred gains	11,292,000	7,296,000
Net pension costs	—	2,139,000

	35,603,000	29,379,000

Net deferred tax assets	$25,930,000	$22,750,700

At December 31, 2002, the Company has unused alternative minimum tax (AMT) credits of $1,579,000. In addition the Company has net operating loss and charitable contribution carryforwards of $19,371,000 and $2,069,000, respectively. These credits have been recognized in computing deferred income taxes. The AMT credits are available indefinitely to offset regular income tax in excess of AMT. The Company has recorded a valuation allowance of $745,000 to recognize the uncertainty of realizing the deferred tax asset related to charitable contribution carryforwards.

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

4.  Goodwill and Other Intangibles

Intangible assets primarily include licenses, network affiliation agreements, subscriber lists, agreements not to compete, and purchased goodwill and, through December 31, 2001, have been amortized using the straight-line method over their estimated useful lives, which range from 10 to 40 years, excluding intangibles acquired prior to October 31, 1970. Effective January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Purchased goodwill and indefinite lived intangible assets are no longer amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means continue to be amortized over their useful lives. As of January 1, 2002, the Company performed the first of the required impairment tests of goodwill. Additionally, the Company performed its annual impairment test in the fourth quarter of 2002. No impairment was present upon performance of the 2002 impairment tests.

In accordance with SFAS No. 142, the Company has not retroactively adjusted prior periods to reflect the non-amortization provisions of the statement. If the prior years had been adjusted to reflect those provisions, the following results would have been reported:

	Year ended December 31

	2001	2000

Net income as reported	$(17,856,863)	$12,780,496
Effect of non-amortization provisions of SFAS No 142 applied retroactively	3,407,107	3,058,252

Pro-forma net income	$(14,449,756)	$15,838,748

The Company classifies the following intangible assets as amortizable under the provisions of SFAS No. 142 based upon definite lives:

	2002		2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Franchise agreements	$9,264,000	$554,672	$—	$—
Subscriber lists	4,000,000	3,333,334	4,064,371	3,034,999
Agreements not to compete	1,355,000	667,500	1,355,000	377,250
Other intangibles	1,246,748	679,910	1,246,748	643,637

	$15,865,748	$5,235,416	$6,666,119	$4,055,886

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

4. Goodwill and Other Intangibles (continued)

Amortization expense recognized for the above assets is expected to be $1,524,000 in 2003; $1,381,000 in 2004; $1,104,000 in 2005 and $757,000 in 2006 and 2007.

The following intangible assets have been identified as non-amortizable based upon indefinite useful lives and have not been amortized during the year ended December 31, 2002:

	December 31

	2002	2001

Goodwill	$51,987,021	$52,461,687
FCC licenses	14,017,767	14,017,767
Network affiliation agreements	13,196,771	13,196,771
Other intangibles	1,626,643	1,626,643

	$80,828,202	$81,302,868

Our goodwill is allocated to reportable segments as follows:

	December 31

	2002	2001

Publishing	$48,080,123	$48,080,123
Cable	1,416,002	158,529
Broadcasting	809,078	809,078
Corporate and Other	1,681,818	3,413,957

	$51,987,021	$52,467,687

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

5.  Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31

	2002	2001

Deferred revenue	$7,409,616	$8,199,311
Broadcast rights payable	5,850,146	4,766,956
Local taxes	5,381,128	4,298,879
Interest payable	3,938,061	4,485,814
Carriage fees	2,899,178	2,750,014
Other	7,368,086	9,445,705

	$32,846,215	$33,946,679

6.  Other Long-Term Obligations

Other long-term obligations consist of the following:

	December 31

	2002	2001

Other post-retirement benefits	$83,365,000	$80,824,000
Pension liabilities	36,171,121	17,412,753
Deferred compensation obligations	14,360,574	13,594,736
Broadcast rights payable	7,330,489	6,446,520
Interest rate swap liability	—	6,739,531
Other	2,886,367	1,618,011

	$144,113,551	$126,635,551

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

7.  Retirement and Pension Plans

The Company and certain subsidiaries have several defined benefit pension plans covering substantially all active and retired employees. Benefits are generally based on compensation and length of service. In 2002, the liability for a small number of participants in a non-qualified defined benefit plan previously characterized as deferred compensation has been reclassified and included in the disclosures below.

The components of the benefit obligation, plan assets and funded status of the defined benefit pension plans are as follows:

	December 31

	2002	2001

Change in benefit obligation:
Benefit obligation, beginning of year	$184,565,001	$167,287,400
Reclassification of non-qualified plan	1,296,406	—
Service cost	5,337,581	4,919,777
Interest cost	13,187,906	12,380,775
Plan amendments	3,717,857	—
Actuarial loss (gain)	8,722,294	10,723,581
Benefits paid	(11,181,032)	(10,746,532)

Benefit obligation, end of year	$205,646,013	$184,565,001

Change in plan assets:
Fair value of plan assets, beginning of year	$153,834,964	$176,527,565
Contributions	11,699,030	4,626,900
Actual return on plan assets	(8,649,193)	(16,572,969)
Benefits paid	(11,181,032)	(10,746,532)

Fair value of plan assets, end of year	$145,703,769	$153,834,964

Reconciliation of funded status:
Funded status of the plans	$(59,942,244)	$(30,730,037)
Unrecognized net loss	60,887,567	28,295,476
Unrecognized prior year service cost	12,310,308	9,479,138
Unrecognized net transition asset	(34,022)	(98,250)

Net amount recognized	$13,221,609	$6,946,327

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

7.  Retirement and Pension Plans (continued)

The net amount recognized above is recorded in the consolidated balance sheets as follows:

	December 31

	2002	2001

Prepaid pension costs	$2,437,798	$11,145,446
Pension liabilities	(36,171,121)	(17,412,753)
Intangible pension asset	11,931,764	7,230,030
Accumulated other comprehensive income	35,023,168	5,983,604

	$13,221,609	$6,946,327

The weighted-average assumptions used at December 31, 2002 and 2001 are discount rate of 7.0% and 7.2%, respectively, expected return on plan assets of 8.8% and 9.0%, respectively, and rate of compensation increase of 5.0%.

Certain defined benefit pension plans have a projected benefit obligation that exceeds the fair value of plan assets. The aggregate projected benefit obligation and fair value of plan assets for these plans are $200,103,920 and $139,897,438, respectively, at December 31, 2002 and $159,491,252 and $127,045,311, respectively, at December 31 2001. Certain plans have an accumulated benefit obligation that exceeds the fair value of plan assets. The aggregate accumulated benefit obligation and fair value of plan assets for these plans are $176,068,559 and $139,897,438, respectively, at December 31, 2002 and $127,706,510 and $115,349,390, respectively, at December 31, 2001.

The components of the net periodic pension cost are as follows:

	Years ended December 31

	2002	2001	2000

Service cost	$5,337,581	$4,919,777	$4,487,612
Interest cost	13,187,906	12,380,775	11,542,029
Expected return on plan assets	(15,526,468)	(15,312,255)	(14,258,254)
Amortization of transition amount	(64,228)	(64,228)	(64,228)
Amortization of prior service cost	1,582,384	1,307,393	1,292,092
Actuarial loss (gain) recognized	306,166	(365,980)	(313,468)

Net periodic pension cost	$4,823,341	$2,865,482	$2,685,783

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

7.  Retirement and Pension Plans (continued)

The Company and certain subsidiaries also sponsor defined contribution plans and participate in several multi-employer and jointly-trusteed defined benefit pension plans. Total payments to the defined contribution and multi-employer and jointly-trusteed defined benefit plans were approximately $5,315,400, $5,404,300 and $5,373,900 in 2002, 2001 and 2000, respectively. The portions of plan assets and benefit obligations for the multi-employer and jointly-trusteed plans, which are applicable to employees of the Company and its subsidiaries, have not been determined.

In addition to the above, the Company has obligations under several individual defined-benefit agreements to provide post-retirement compensation to certain individuals or their spouses. These individual agreements do not constitute a retirement plan and have not been included in the pension disclosures above. The Company has recognized a deferred compensation liability in other long-term obligations equal to the accumulated benefit obligation of these agreements of $7,853,078 and $7,004,964 at December 31, 2002 and 2001, respectively.

8.  Postretirement Benefits other than Pensions

The Company and certain subsidiaries provide access to health care benefits for certain active and retired employees. The components of the non-pension retirement benefit obligation and amounts accrued are as follows:

	December 31

	2002	2001

Change in accumulated postretirement benefit obligation:
Benefit obligation, beginning of year	$87,602,000	$71,915,000
Service cost	1,915,000	1,474,000
Interest cost	6,012,000	5,246,000
Actuarial loss (gain)	(78,000)	13,395,000
Benefits paid	(5,186,000)	(4,428,000)

Benefit obligation, end of year	$90,265,000	$87,602,000

Funded status of plan	$(90,265,000)	$(87,602,000)
Unrecognized actuarial loss	6,900,000	6,778,000

Accrued benefit cost	$(83,365,000)	$(80,824,000)

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

8.  Postretirement Benefits other than Pensions (continued)

The components of the non-pension retirement benefit expense are as follows:

	Years ended December 31

	2002	2001	2000

Service cost	$1,915,000	$1,474,000	$1,334,000
Interest cost	6,012,000	5,240,000	5,060,000
Actuarial gain recognized	(7,000)	(119,000)	(12,000)

Net non-pension retirement benefit expense	$7,920,000	$6,595,000	$6,382,000

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits for 2003, 2004 and 2005 was assumed to be 10%, 9% and 8%, respectively. The rate was assumed to decrease gradually to 5% for 2012 and remain at that level thereafter. A 1% increase in these rates would have increased the net non-pension retirement benefit expense by $1,867,000 and the benefit obligation by $11,416,000. A 1% decrease in these rates would have decreased the net non-pension retirement expense by $996,000 and the benefit obligation by $9,503,000. The weighted-average discount rate used in determining the accumulated non-pension retirement benefit obligation was 7.00% in 2002 and 7.25% in 2001.

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Long-Term Debt and Credit Arrangements

The amounts recorded as long-term debt are as follows:

	December 31

	2002	2001

Senior subordinated notes	$175,000,000	$—
Senior term loan B	74,625,000	—
Fair value adjustment of subordinated notes	7,658,715	—
Capital leases	3,153,095	2,264,847
Long-term revolver	—	92,500,000
Senior term loan	—	75,000,000
Senior notes	—	67,499,000

	260,436,810	237,263,847

Less current maturities:
Senior term loan	4,321,000	3,750,000
Senior notes	—	5,833,334
Capital leases	328,871	325,000

	4,649,871	9,908,334

	$255,786,939	$227,355,513

Maturities of long-term obligations for five years subsequent to December 31, 2002 are: 2003—$4,649,871; 2004—$1,112,577; 2005—$1,148,670; 2006—$1,175,290; 2007—$1,211,669; and thereafter —$251,138,733.

In April 2002, the Company issued $175 million of 91/4% senior subordinated notes, the proceeds of which where used to pay off the existing senior term loan and senior notes and a portion of the balance outstanding under the revolving credit agreement. The subordinated notes mature April 15, 2009, with interest payable semi-annually. The company may redeem the notes on or after April 15, 2006 at their principal amount, plus, if redeemed prior to April 15, 2008, a redemption premium based on the time of the prepayment.

On May 15, 2002, the Company refinanced the remainder of its senior credit facilities. The new senior credit facilities include a $40 million delayed draw term loan A, a $75 million term loan B, and an $85 million revolver.

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Long-Term Debt and Credit Arrangements (continued)

The Company may borrow up to $40,000,000 under term loan A at the banks’ prime rate of interest plus applicable margin range from 0.75% to 2.00% or LIBOR plus applicable margin ranging from 1.75% to 3.00%. The agreement provides for the payment of a commitment fee on the unborrowed portion ranging from 0.50% to 0.75% per annum. Scheduled reductions of the credit committed begin in September 2004, with final maturity on May 15, 2009. The availability is also reduced if required withdrawals are not made ($20 million by June 30, 2003 and $20 million by December 31, 2003). Principal payments will be due at quarter-end, to the extent that total borrowings outstanding at the quarter-end exceeds the reduced credit committed. There are no amounts outstanding related to this agreement at December 31, 2002.

The Company may borrow up to $75,000,000 under term loan B at the banks’ prime rate of interest plus applicable margin of 2.25% or LIBOR plus applicable margin of 3.25%. The agreement requires quarterly principal payments of $187,500 through maturity at November 15, 2009. The outstanding debt relating to this agreement is $74,625,000 at December 31, 2002, at a weighted average interest rate of 4.67%.

The Company may borrow up to $85,000,000 under the new revolving credit agreement at the banks’ prime rate of interest plus applicable margin range from 0.75% to 2.00% or LIBOR plus applicable margin ranging from 1.75% to 3.00%. The agreement provides for the payment of a commitment fee on the unborrowed portion ranging from 0.50% to 0.75% per annum. Scheduled reductions of the credit committed begin in September 2004, with final maturity on May 15, 2009. Principal payments will be due at quarter-end, to the extent that total borrowings outstanding at the quarter-end exceeds the reduced credit committed. There are no amounts outstanding related to this agreement at December 31, 2002.

The new credit facilities are guaranteed jointly and severally by all of the Company’s wholly owned subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. WAND (TV) Partnership, a partially owned subsidiary of the Company is not a guarantor of the new credit facilities.

In conjunction with the refinancing, the Company recognized a loss of $9.0 million consisting of premiums paid to the existing noteholders and unamortized deferred financing costs relating to the refinanced debt

During 2002, the Company entered into several additional swap contracts related to the new debt and existing swaps. One of these is a cancelable swap that effectively converts a portion of the Company’s fixed rate senior subordinated notes to a variable rate based on LIBOR. This contract has been accounted for as a fair value hedge, resulting in the recognition of a swap asset with an offsetting adjustment to the carrying value of the underlying debt.

The terms of the debt agreements include covenants, which provide, among other things, restrictions on total and senior leverage and indebtedness, and minimums on earnings before interest, taxes, depreciation and amortization and maximums on capital expenditures.

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Long-Term Debt and Credit Arrangements (continued)

The carrying amounts of the revolving credit agreements, term loan and derivative contracts approximate their fair value. The fair values of the senior notes and senior subordinated notes are estimated using discounted cash flows analyses based on the Company’s current incremental borrowing rates for new long-term debt. The fair values of such fixed obligations are as follows:

	2002		2001

	Recorded	Fair	Recorded	Fair
	Value	Value	Value	Value

Subordinated notes	$182,658,715	$204,576,617
TIAA senior notes:
1996 issue			$10,000,000	$9,953,146
1994 issue			4,999,000	5,084,729
1993 issue			9,000,000	9,432,308
1991 issue			8,000,000	8,463,445
Massachusetts Mutual Life senior note—1996 issue			15,000,000	14,981,373

Travelers senior notes:
1996 issue			10,000,000	9,953,146
1993 issue			10,500,000	11,004,359

	$182,658,715	$204,576,617	$67,499,000	$68,872,506

Total interest paid was $22,013,876, $19,197,316 and $13,361,000 in 2002, 2001 and 2000, respectively. The Company capitalized $985,000 and $1,490,000 of interest in 2001 and 2000, respectively. No interest was capitalized during the year ended December 31, 2002.

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Commitments and Contingencies

On March 15, 1987, a shareholder owning 50 percent of the Company’s outstanding voting common stock died. The Company had an agreement with the shareholder which provided that upon his death, the estate of the deceased shareholder (the Estate) could require the Company to redeem shares owned by such shareholder to the extent necessary to provide his estate with funds to pay estate taxes. In 2001 and 2000, the Company made payments of $1,162,913 and $1,210,390 to redeem 2,337 and 2,334 non-voting shares based on a per share value of $497.61 and $518.59, respectively. The Estate did not redeem additional shares during 2002, nor does the Company expect the Estate to redeem additional shares subsequent to December 31, 2002. Through December 31, 2002, the Company has redeemed 153,694 non-voting shares for approximately $45.0 million. The Company has the same agreement with all other shareholders, pending qualification under the Internal Revenue Code.

The Company is involved in matters associated with several libel lawsuits and other legal matters arising out of the normal course of business. Management of the Company believes, based upon information now known, that the ultimate liability of the Company relating to these matters will not have a material adverse effect on its financial position and results of operations. The Company intends to vigorously defend these matters; however, the ultimate outcome of the actions cannot be predicted with certainty at the present time.

The Company has outstanding irrevocable letters of credit from a bank totaling $13,550,000, with annual fees ranging from 1.125% to 2.00%.

Two subsidiaries of the Company have entered into agreements for future broadcast rights, which become available in 2002 or later. Maturities of unrecorded broadcast rights commitments are as follows: 2003—$467,000; 2004—$966,600; 2005—$987,350; 2006—$655,633; 2007 and thereafter—$609,266.

The Company and its subsidiaries incurred rental expense of approximately $3,999,000, $4,064,000 and $3,529,000 for 2002, 2001 and 2000, respectively. Future rental commitments subsequent to December 31, 2002 are: 2003—$3,044,314; 2004—$2,009,946; 2005—$1,392,936; 2006—$963,154; 2007 and thereafter—$1,997,738.

The Company has several subsidiaries for which varying portions of the labor force are represented by labor unions. On a combined basis, 67% of the Company’s total labor force at December 31, 2002 is subject to collective bargaining agreements. Certain employees of our publishing, cable and other communications segments are subject to collective bargaining agreements which expire prior to December 31, 2003. These employees represent 25% of the Company’s total labor force at December 31, 2002.

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Business Segment Information

The Company has three reportable segments—publishing, cable and broadcasting. The publishing segment operates two daily newspapers located in Ohio and Pennsylvania. The cable segment includes two cable companies operating in Ohio and Michigan. The broadcasting segment has five television stations located in Idaho, Illinois, Indiana, Kentucky, and Ohio. The “Other Communications” category includes non-reportable segments and corporate items. The non-reportable segments provide services such as telephony, security systems and monitoring, cable plant construction and distributed advertising services.

The accounting policies of the reportable segments are consistent with those policies described in Note 1. Revenues are mostly from external customers with some intersegment revenues, primarily due to newspaper advertising, as shown in the intersegment amount under revenues. Operating income (loss) represents gross revenues before intersegment eliminations, less operating expenses. Operating expenses are mostly from external vendors with some intersegment expenses, primarily due to newspaper advertising and telephony services. The intersegment operating income (loss) is the net of the intersegment revenues and intersegment expenses. Certain corporate general and administrative expenses are included in operating income (loss) and are not allocated to individual segments. Nonoperating income (expense) includes interest expense and income, change in fair value of interest rate swaps and gain on sales of Monroe Cablevision and WLFI-TV and are not allocated to segments. Current year amortization of intangibles and deferred charges in all segments reflects the implementation of the non-amortization provisions of SFAS No. 142. In the cable segment and other category, this decrease is offset by the amortization of franchise agreements acquired in the current year and deferred charges related to the debt refinancing, respectively. The following tables present certain financial information for the three reportable segments and the other category.

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Business Segment Information (continued)

	Year ended December 31

	2002	2001	2000

Revenues:
Publishing	$261,008,750	$269,940,958	$293,630,370
Intersegment	(3,752,407)	(5,262,280)	(6,913,242)

External Publishing	257,256,343	264,678,678	286,717,128

Cable	101,562,492	89,420,000	82,110,320
Intersegment	(88,634)	—	—

External Cable	101,473,858	89,420,000	82,110,320

Broadcasting	39,964,031	35,183,897	42,531,103
Other	26,498,493	25,282,312	14,298,551

	$425,192,725	$414,564,887	$425,657,102

Operating income (loss):
Publishing	$11,579,680	$6,009,107	$14,512,223
Intersegment	(3,510,293)	(4,129,362)	(5,107,360)

Net Publishing	8,069,387	1,879,745	9,404,863

Cable	6,188,202	509,415	2,064,005
Intersegment	3,881,816	4,332,124	5,510,474

Net Cable	10,070,018	4,841,539	7,574,479

Broadcasting	3,651,090	(1,788,767)	5,432,605
Corporate expenses	(6,045,826)	(2,705,412)	(4,151,939)
Other	1,407,973	(2,672,210)	(4,146,254)

Operating income (loss)	17,152,642	(445,105)	14,113,754

Nonoperating income (expense)	(11,407,856)	(24,778,780)	8,269,948

Income (loss) before income taxes and minority interest	$5,744,786	$(25,223,885)	$22,383,702

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Business Segment Information (continued)

	Year ended December 31

	2002	2001	2000

Depreciation:
Publishing	$11,299,600	$11,381,856	$11,978,341
Cable	26,681,076	27,165,658	22,123,154
Broadcasting	2,659,875	2,528,464	1,927,714
Other	4,112,575	3,525,129	2,835,423

	$44,753,126	$44,601,107	$38,864,632

Amortization of intangibles and deferred charges:
Publishing	$352,668	$2,485,915	$2,485,947
Cable	559,597	44,047	45,894
Broadcasting	16,940	780,734	598,102
Other	2,082,144	1,110,619	348,082

	$3,011,349	$4,421,315	$3,478,025

Capital expenditures:
Publishing	$4,786,521	$4,294,832	$4,792,075
Cable	21,118,022	52,548,163	62,898,219
Broadcasting	3,263,438	1,268,908	2,222,327
Other	2,862,682	4,041,630	10,427,495

	$32,030,663	$62,153,533	$80,340,116

	December 31

	2002	2001	2000

Assets:
Publishing	$190,091,233	$174,713,665	$188,967,117
Cable	158,749,105	166,223,678	140,530,843
Broadcasting	64,535,074	64,662,625	62,634,898
Other	98,349,265	79,954,271	72,057,322

	$511,724,677	$485,554,239	$464,190,180

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Selected Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations of the Company for the years ended December 31, 2002 and 2001(in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2002:
Revenue	$102,013	$106,226	$103,379	$113,575
Operating Income	1,430	6,511	3,769	5,443
Net Income	12,953	(6,898)	(3,373)	(142)

Year ended December 31, 2001:
Revenue	$96,878	$105,344	$101,858	$110,485
Operating Income	(2,938)	4,202	1,016	(2,725)
Net Income	(6,532)	134	(6,359)	(5,100)

Quarterly net income presented for the year ended December 31, 2002 reflects the non-amortization provisions of SFAS No. 142, a first quarter gain on the exchange of Monroe Cablevision, discussed in Note 2 above, as well as a second quarter loss on early extinguishment of debt, discussed in Note 9 above. In addition, fluctuations in the non-cash gain or loss recorded on interest-rate swap contracts contribute to variability in quarterly net income for both years.

13.  Supplemental Guarantor Information

During 2002, the Company refinanced the entirety of its outstanding debt. The new credit facilities are guaranteed jointly and severally by all of the Company’s wholly owned subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. WAND (TV) Partnership, a partially owned subsidiary of the Company is not a guarantor of the new credit facilities.

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

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Supplemental Guarantor Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEEET

December 31, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Current assets	$31,824,209	$57,565,103	$2,136,861	$88,187	$91,614,360
Property, plant and equipment, net	26,920,217	215,990,124	5,994,444	372,427	249,277,212
Intangibles, net	4,494,448	58,696,639	28,068,958	198,489	91,458,534
Cash value of life insurance, net	25,369,465	225,078	—	—	25,594,543
Prepaid pension costs	—	2,437,798	—	—	2,437,798
Pension intangibles	1,442,550	10,489,214	—	—	11,931,764
Investments in subsidiaries	178,302,804	—	—	(178,302,804)	—
Other	18,618,079	20,792,387	—	—	39,410,466

	$286,971,772	$366,196,343	$36,200,263	$(177,643,701)	$511,724,677

Liabilities and stockholder’s equity:
Current liabilities	$23,530,460	$54,864,676	$756,010	$85,992	$79,237,068
Long-term debt	255,786,939	—	—	—	255,786,939
Other long-term obligations	11,310,112	238,274,771	—	(105,471,332)	144,113,551
Minority interest	—	—	—	11,941,238	11,941,238
Stockholders’ equity	(3,655,739)	73,056,896	35,444,253	(84,199,529)	20,645,881

	$286,971,772	$366,196,343	$36,200,263	$(177,643,701)	$511,724,677

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Supplemental Guarantor Information (continued)

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

Liabilities and stockholder’s equity:
Current liabilities	$24,017,694	$52,111,863	$1,773,706	$3,812,414	$81,715,677
Long-term debt	227,355,513	—	—	—	227,355,513
Other long-term obligations	21,238,306	242,620,050	—	(137,222,805)	126,635,551
Minority interest	—	—	—	12,264,398	12,264,398
Stockholders’ equity	11,978,921	75,667,424	36,399,284	(86,462,529)	37,583,100

	$284,590,434	$370,399,337	$38,172,990	$(207,608,522)	$485,554,239

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Supplemental Guarantor Information (continued)

CONSOLIDATING CONDENSED STATEMENT OF INCOME

Year ended December 31, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$84,293,867	$343,272,828	$8,087,156	$(10,461,126)	$425,192,725
Expenses	86,934,454	325,245,423	6,661,172	(10,800,966)	408,040,083

Operating income (loss)	(2,640,587)	18,027,405	1,425,984	339,840	17,152,642
Nonoperating income (expense)	(9,791,057)	(1,635,784)	18,985	—	(11,407,856)

Income (loss) before income taxes and minority interest	(12,431,644)	16,391,621	1,444,969	339,840	5,744,786
Provision (credit) for income taxes	(3,656,350)	6,383,850	—	—	2,727,500

Income (loss) before minority interest	(8,775,294)	10,007,771	1,444,969	339,840	3,017,286
Minority interest	—	—	—	(476,840)	(476,840)

Net income (loss)	$(8,775,294)	$10,007,771	$1,444,969	$(137,000)	$2,540,446

CONSOLIDATING CONDENSED STATEMENT OF INCOME

Year ended December 31, 2001

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$88,025,044	$335,123,103	$6,088,943	$(14,672,203)	$414,564,887
Expenses	88,035,944	333,724,744	6,836,328	(13,587,024)	415,009,992

Operating income (loss)	(10,900)	1,398,359	(747,385)	(1,085,179)	(445,105)
Nonoperating income (expense)	(23,684,342)	(1,130,848)	36,410	—	(24,778,780)

Income (loss) before income taxes and minority interest	(23,695,242)	267,511	(710,975)	(1,085,179)	(25,223,885)
Provision (credit) for income taxes	(7,818,800)	686,400	—	—	(7,132,400)

Income (loss) before minority interest	(15,876,442)	(418,889)	(710,975)	(1,085,179)	(18,091,485)
Minority interest	—	—	—	234,622	234,622

Net income (loss)	$(15,876,442)	$(418,889)	$(710,975)	$(850,557)	$(17,856,863)

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Supplemental Guarantor Information (continued)

CONSOLIDATING CONDENSED STATEMENT OF INCOME

Year ended December 31, 2000

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$98,142,356	$334,949,406	$6,363,000	$(13,797,660)	$425,657,102
Expenses	95,322,378	329,511,832	5,069,000	(18,359,862)	411,543,348

Operating income (loss)	2,819,978	5,437,574	1,294,000	4,562,202	14,113,754
Nonoperating income (expense)	10,429,240	2,067,508	—	(4,226,800)	8,269,948

Income (loss) before income taxes and minority interest	13,249,218	7,505,082	1,294,000	335,402	22,383,702
Provision (credit) for income taxes	5,301,986	3,874,200	—	—	9,176,186

Income (loss) before minority interest	7,947,232	3,630,882	1,294,000	335,402	13,207,516
Minority interest	—	—	—	(427,020)	(427,020)

Net income (loss)	$7,947,232	$3,630,882	$1,294,000	$(91,618)	$12,780,496

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Supplemental Guarantor Information (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Year ended December 31, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by operating activities	$(28,987,131)	$62,449,424	$1,172,642	$430,792	$35,065,727
Additions to property, plant and equipment	(1,011,528)	(28,255,872)	(1,063,021)	(339,840)	(30,670,261)
Other investing activities	(2,623,606)	884,841	—	—	(1,738,765)

Net cash used in investing activities	(3,635,134)	(27,371,031)	(1,063,021)	(339,840)	(32,409,026)
Issuance of subordinated debt	175,000,000	—	—	—	175,000,000
Borrowings on long term debt	75,000,000	—	—	—	75,000,000
Payments on long term debt	(142,874,000)	—	—	—	(142,874,000)
Payments on revolving credit agreements	(92,500,000)	—	—	—	(92,500,000)
Other financing activities	23,664,987	(34,557,823)	(2,400,000)	(90,952)	(13,383,788)

Net cash provided by financing activities	38,290,987	(34,557,823)	(2,400,000)	(90,952)	1,242,212

Increase (decrease) in cash and equivalents	5,668,722	520,570	(2,290,379)	—	3,898,913
Cash and equivalents at beginning of year	3,186,078	(64,937)	2,761,591	—	5,882,732

Cash and equivalents at end of year	$8,854,800	$455,633	$471,212	$—	$9,781,645

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Supplemental Guarantor Information (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Year ended December 31, 2001

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by operating activities	$(12,562,185)	$48,669,183	$2,446,601	$(1,273,127)	$37,280,472
Additions to property, plant and equipment	(2,826,823)	(59,784,679)	(586,010)	1,043,979	(62,153,533)
Other investing activities	5,975,472	(1,580,099)	—	—	4,395,373

Net cash used in investing activities	3,148,649	(61,364,778)	(586,010)	1,043,979	(57,758,160)
Borrowing on term loan agreement	49,833,000	—	—	—	49,833,000
Payments on revolving credit agreements	(25,620,229)	—	—	—	(25,620,229)
Cash dividends paid	(582,977)	—	—	—	(582,977)
Other financing activities	(13,052,080)	11,340,588	—	229,148	(1,482,344)

Net cash provided by financing activities	10,577,714	11,340,588	—	229,148	22,147,450

Increase (decrease) in cash and equivalents	1,164,178	(1,355,007)	1,861,591	—	1,669,762
Cash and equivalents at beginning of year	2,021,900	1,290,070	901,000	—	4,212,970

Cash and equivalents at end of year	$3,186,078	$(64,937)	$2,761,591	$—	$5,882,732

Block Communications, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Supplemental Guarantor Information (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Year ended December 31, 2000

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by operating activities	$(6,274,442)	$43,244,477	$1,319,000	$376,724	$38,665,759
Additions to property, plant and equipment	(2,948,550)	(76,757,964)	(257,000)	(376,602)	(80,340,116)
Other investing activities	—	(2,360,787)	—	—	(2,360,787)

Net cash used in investing activities	(2,948,550)	(79,118,751)	(257,000)	(376,602)	(82,700,903)
Net borrowings on long-term debt	6,333,000	—	—	—	6,333,000
Payments on revolving credit agreements	39,120,229	—	—	317,000	39,437,229
Cash dividends paid	(1,448,671)	—	—	—	(1,448,671)
Other financing activities	(33,635,423)	32,007,970	(161,000)	(122)	(1,788,575)

Net cash provided by financing activities	10,369,135	32,007,970	(161,000)	316,878	42,532,983

Increase (decrease) in cash and equivalents	1,146,143	(3,866,304)	901,000	317,000	(1,502,161)
Cash and equivalents at beginning of year	875,757	5,156,374	—	(317,000)	5,715,131

Cash and equivalents at end of year	$2,021,900	$1,290,070	$901,000	$—	$4,212,970

Block Communications, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
Three years ended December 31, 2002
(in thousands)

	Balance at	Charged to		Balance at
	January 1, 2002	costs and expenses	Deductions(1)	December 31, 2002

Allowance for Doubtful Receivables and discounts	$4,861	$2,891	$4,200	$3,552
Deferred Tax Valuation Allowance	587	158	—	745

	Balance at	Charged to		Balance at
	January 1, 2001	costs and expenses	Deductions(1)	December 31, 2001

Allowance for Doubtful Receivables and discounts	$4,674	$5,066	$4,879	$4,861
Deferred Tax Valuation Allowance	—	587	—	587

	Balance at	Charged to		Balance at
	January 1, 2000	costs and expenses	Deductions(1)	December 31, 2000

Allowance for Doubtful Receivables and discounts	$3,695	$2,287	$1,308	$4,674

(1)	Deductions represent accounts receivable written off as uncollectible or credits given.

S-1

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Block Communications, Inc. (the “Registrant”) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCK COMMUNICATIONS, INC.

Date: March 27, 2003	By:	/s/ Allan Block Allan Block, Managing Director (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ William Block, Jr. William Block, Jr.	Chairman	March 27, 2003

/s/ Allan Block Allan Block	Managing Director (Principal Executive Officer)	March 27, 2003

/s/ David G. Huey David G. Huey	President and Director	March 27, 2003

/s/ Gary J. Blair Gary J. Blair	Executive Vice President/ Chief Financial Officer and Director	March 27, 2003

/s/ Jodi L. Miehls Jodi L. Miehls	Treasurer/Chief Accounting Officer	March 27, 2003

William Block	Director	March 27, 2003

/s/ John R. Block John R. Block	Director	March 27, 2003

/s/ Donald G. Block Donald G. Block	Director	March 27, 2003

Mary G. Block	Director	March 27, 2003

/s/ Karen D. Johnese Karen D. Johnese	Director	March 27, 2003

Cyrus P. Block	Director	March 27, 2003

/s/ Fritz Byers Fritz Byers	General Counsel and Director	March 27, 2003

/s/ Diana Block Diana Block	Director	March 27, 2003

/s/ Harold O. Davis Harold O. Davis	Director	March 27, 2003

Certification of the Managing Director

I, Allan Block, certify that:

1.	I have reviewed this annual report on Form 10-K of Block Communications, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Allan Block Name: Allan Block Title: Managing Director Date: March 27, 2003

Certification of the Chief Financial Officer

I, Gary Blair, certify that:

1.	I have reviewed this annual report on Form 10-K of Block Communications, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary Blair Name: Gary Blair Title: Executive Vice-President / Chief Financial Officer Date: March 27, 2003

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the
Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

     No proxy statement, form of proxy or other proxy soliciting material has been, and it is not currently anticipated that any such material will be, sent to more than ten of the registrant’s security holders with respect any annual or other meeting of security holders in 2003.

     No annual report to security holders covering the registrant’s fiscal year ended December 31, 2002 has previously been sent to security holders, and it is not currently anticipated that any such report other than this Annual Report on Form 10-K will be sent to the Registrant’s security holders.