Form 10-Q
period 2003-03-31
BLOCK COMMUNICATIONS INC
filed 2003-05-14
CIK 1177238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 333-96619

Block Communications, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-4374555

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

541 N. Superior Street, Toledo, Ohio 43660

(Address of principal executive offices)
(Zip code)

(419) 724-6257

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.     YES   ☒    NO   ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐    NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Voting Common Stock , (par value $.10)	Non-voting Common Stock, (par value $.10)

29,400 shares as of May 14, 2003	428,722 shares as of May 14, 2003

PART I. FINANCIAL INFORMATION

Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31	December 31
	2003	2002

	(unaudited)	(note 1)
Assets
Current assets:
Cash and cash equivalents	$10,991,312	$9,781,645
Receivables, less allowances for doubtful accounts and discounts of $3,891,000 and $3,552,000, respectively	40,283,803	45,454,639
Recoverable income taxes	8,862,291	9,029,371
Inventories	7,172,536	7,032,626
Prepaid expenses	4,312,533	4,498,401
Broadcast rights	6,008,090	6,546,678
Deferred income taxes	9,271,000	9,271,000

Total current assets	86,901,565	91,614,360
Property, plant and equipment:
Land and land improvements	12,284,119	12,255,696
Buildings and leasehold improvements	41,453,371	41,483,466
Machinery and equipment	215,985,936	215,180,502
Cable television distribution systems and equipment	198,773,310	195,399,291
Security alarm and video systems installation costs	6,739,848	6,591,940
Construction in progress	17,742,064	13,777,267

	492,978,648	484,688,162
Less allowances for depreciation and amortization	247,402,265	235,410,950

	245,576,383	249,277,212
Other assets:
Goodwill	51,987,021	51,987,021
Other intangibles, net of accumulated amortization	39,091,470	39,471,513
Cash value of life insurance	26,029,039	25,594,543
Deferred income taxes	18,859,043	16,659,000
Pension intangibles	11,931,764	11,931,764
Prepaid pension costs	2,460,151	2,437,798
Deferred financing costs	11,607,638	12,099,099
Broadcast rights, less current portion	5,342,302	6,676,317
Other	3,400,807	3,976,050

	170,709,235	170,833,105

	$503,187,183	$511,724,677

PART I. FINANCIAL INFORMATION
Financial Statements

	March 31	December 31
	2003	2002

	(unaudited)	(note 1)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,636,374	$13,831,059
Salaries, wages and payroll taxes	15,912,085	19,046,005
Workers’ compensation and medical reserves	9,008,455	8,863,918
Other accrued liabilities	38,683,641	32,846,215
Current maturities of long-term debt	1,085,462	4,649,871

Total current liabilities	75,326,017	79,237,068

Long-term debt, less current maturities	255,969,515	255,786,939
Other long-term obligations	143,419,103	144,113,551
Minority interest	11,901,527	11,941,238
Stockholders’ equity:
5% Non-cumulative, non-voting Class A Stock, par value $100 a share (entitled in liquidation to $100 per share in priority over Common Stock)— 15,680 shares authorized; 12,620 shares issued and outstanding	1,262,000	1,262,000
Common Stock, par value $.10 a share:
Voting Common Stock—29,400 shares authorized, issued and outstanding	2,940	2,940
Non-voting Common Stock—588,000 shares authorized; 427,786 shares issued and outstanding	42,779	42,779
Accumulated other comprehensive loss	(22,746,874)	(22,860,033)
Additional paid-in capital	771,274	771,274
Retained earnings	37,238,902	41,426,921

	16,571,021	20,645,881

	$503,187,183	$511,724,677

See accompanying notes.

PART I. FINANCIAL INFORMATION
Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

	Three months ended
	March 31

	2003	2002

Revenue:
Publishing	$59,465,222	$61,562,804
Cable	26,908,577	25,096,835
Broadcasting	9,068,231	9,000,653
Other Communications	5,982,188	6,352,744

	101,424,218	102,013,036
Expense:
Publishing	60,784,000	61,519,313
Cable	24,689,294	22,813,956
Broadcasting	9,345,026	9,055,039
Other Communications	5,440,008	6,243,737
Corporate general and administrative	1,079,456	951,280

	101,337,784	100,583,325

Operating income	86,434	1,429,711
Nonoperating income (expense):
Interest expense	(4,947,372)	(4,748,149)
Gain on disposition of Monroe Cablevision	—	21,600,189
Change in fair value of interest rate swaps	(828,122)	1,461,826
Interest income	30,204	8,831

	(5,745,290)	18,322,697

Income (loss) before income taxes and minority interest	(5,658,856)	19,752,408
Provision (credit) for income taxes	(1,431,126)	6,792,532

Income (loss) before minority interest	(4,227,730)	12,959,876
Minority interest	39,711	(7,174)

Net income (loss)	$(4,188,019)	$12,952,702

See accompanying notes.

PART I. FINANCIAL INFORMATION
Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)

				Common Stock
							Accumulated
	Class A Stock		Voting		Non-Voting		Other	Additional
							Comprehensive	Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Capital	Earnings	Total

Balances at January 1, 2003	12,620	$1,262,000	29,400	$2,940	427,786	$42,779	$(22,860,033)	$771,274	$41,426,921	$20,645,881
Net loss									(4,188,019)	(4,188,019)
Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $63,500)							113,159			113,159

Total comprehensive loss										(4,074,860)

Balances at March 31, 2003	12,620	$1,262,000	29,400	$2,940	427,786	$42,779	$(22,746,874)	$771,274	$37,238,902	$16,571,021

Balances at January 1, 2002	12,620	$1,262,000	29,400	$2,940	427,786	$42,779	$(4,725,589)	$771,274	$40,229,696	$37,583,100
Net income									12,952,702	12,952,702
Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $63,500)							113,159			113,159

Total comprehensive income										13,065,861

Balances at March 31, 2002	12,620	$1,262,000	29,400	$2,940	427,786	$42,779	$(4,612,430)	$771,274	$53,182,398	$50,648,961

See accompanying notes.

PART I. FINANCIAL INFORMATION
Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended
	March 31

	2003	2002

Operating activities
Net income (loss)	$(4,188,019)	$12,952,702
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,461,153	11,323,191
Amortization of intangibles and deferred charges	764,629	372,526
Amortization of broadcast rights	1,723,413	1,573,871
Payments for broadcast rights	(1,758,892)	(1,179,886)
Gain on sale of Monroe Cablevision	—	(21,600,189)
Deferred income taxes (credit)	(2,263,543)	3,260,301
Provision for bad debts	138,738	220,876
Minority interest	(39,711)	7,174
Change in fair value of interest rate swaps	828,122	(1,461,826)
Loss on disposal of property and equipment	39,462	396,866
Changes in operating assets and liabilities:
Receivables	5,032,098	5,093,222
Inventories	(139,910)	(891,359)
Prepaid expenses	185,868	(71,640)
Accounts payable	(3,194,685)	(1,862,245)
Salaries, wages, payroll taxes and other accrued liabilities	1,465,153	(4,261,833)
Other assets	1,301,960	4,023,251
Postretirement benefits and other long-term obligations	1,942,396	2,457,531

Net cash provided by operating activities	14,298,232	10,352,533

Investing activities
Additions to property, plant and equipment	(8,812,985)	(5,862,022)
Change in cash value of life insurance	(434,496)	(413,886)
Proceeds from sale of Monroe Cablevision	—	12,059,115
Proceeds from disposal of property and equipment	—	3,247

Net cash provided by (used in) investing activities	(9,247,481)	5,786,454

Financing activities
Payments on term loan	(3,758,500)	—
Payments on long-term revolver	—	(19,000,000)
Net borrowings on short-term revolver	—	639,126
Payments on notes payable and capital leases	(82,584)	(91,462)

Net cash used in financing activities	(3,841,084)	(18,452,336)

Increase (decrease) in cash and cash equivalents	1,209,667	(2,313,349)
Cash and cash equivalents at beginning of period	9,781,645	5,882,732

Cash and cash equivalents at end of period	$10,991,312	$3,569,383

Non-cash borrowings for equipment under capital lease	$—	$857,550

See accompanying notes.

PART I. FINANCIAL INFORMATION
Financial Statements

BLOCK COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Block Communications, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the December 31, 2002 audited consolidated financial statements and footnotes thereto.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

New Accounting Standards

In June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued and is effective for fiscal years beginning after June 15, 2002. The pronouncement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The adoption of this standard on January 1, 2003 has had no impact on the Company’s financial position or results of operations for the three months ended March 31, 2003.

In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued and applies to fiscal years beginning after December 31, 2002. SFAS No. 146 requires certain costs associated with a restructuring, discontinued operation or plant closing to be recognized as incurred rather that at the date of commitment to an exit or disposal plan. The adoption of this standard on January 1, 2003 has had no impact on the Company’s financial position or results of operations for the three months ended March 31, 2003.

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, was issued and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has previously adopted the fair value method of accounting for stock-based employee compensation therefore all years presented reflect this method and no pro-forma disclosures are required.

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

PART I. FINANCIAL INFORMATION
Financial Statements

NOTE 3—LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2003	2002

Subordinated notes	$175,000,000	$175,000,000
Senior term loan	70,866,500	74,625,000
Capital leases	3,070,511	3,153,095
Fair value adjustment of subordinated notes	8,117,966	7,658,715

	257,054,977	260,436,810
Current maturities	1,085,462	4,649,871

	$255,969,515	$255,786,939

NOTE 4—OTHER LONG-TERM OBLIGATIONS

Other long-term obligations consist of the following:

	March 31,	December 31,
	2003	2002

Other postretirement benefits	$84,137,872	$83,365,000
Pension liabilities	37,105,622	36,171,121
Deferred compensation obligations	14,703,686	14,360,574
Broadcast rights payable	5,027,204	7,330,489
Other	2,444,719	2,886,367

	$143,419,103	$144,113,551

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

PART I. FINANCIAL INFORMATION
Financial Statements

NOTE 5—BUSINESS SEGMENT INFORMATION (continued)

	Three months ended
	March 31

	2003	2002

Revenues:
Publishing	$60,325,059	$62,253,335
Intersegment	859,837	690,531

External Publishing	59,465,222	61,562,804

Cable	26,931,360	25,096,835
Intersegment	22,783	—

External Cable	26,908,577	25,096,835

Broadcasting	9,068,231	9,000,653
Other	5,982,188	6,352,744

	101,424,218	102,013,036
Operating income (loss):
Publishing	(516,620)	690,357
Intersegment	802,158	646,866

Net Publishing	(1,318,778)	43,491

Cable	1,365,850	1,601,490
Intersegment	(853,433)	(681,389)

Net Cable	2,219,283	2,282,879

Broadcasting	(276,795)	(54,386)
Corporate expenses	(1,079,456)	(951,280)
Other	542,180	109,007

	86,434	1,429,711

Nonoperating income (expense)	(5,745,290)	18,322,697

Income (loss) before income taxes and minority interest	$(5,658,856)	$19,752,408

NOTE 6—SUPPLEMENTAL GUARANTOR INFORMATION

The Company’s credit facilities are guaranteed jointly and severally by all of the Company’s wholly owned subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. WAND (TV) Partnership, a partially owned subsidiary of the Company, is not a guarantor of the credit facilities.

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

PART I. FINANCIAL INFORMATION
Financial Statements

NOTE 6—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED BALANCE SHEET
March 31, 2003

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Current assets	$30,006,573	$54,161,689	$2,044,409	$688,894	$86,901,565
Property, plant and equipment, net	26,042,449	213,235,943	5,909,898	388,093	245,576,383
Intangibles, net	4,391,698	58,419,346	28,068,958	198,489	91,078,491
Cash value of life insurance	25,803,961	225,078	—	—	26,029,039
Prepaid pension costs	—	2,460,151	—	—	2,460,151
Pension intangibles	1,442,550	10,489,214	—	—	11,931,764
Investments in subsidiaries	170,723,363	—	—	(170,723,363)	—
Other	20,238,957	18,970,833	—	—	39,209,790

	$278,649,551	$357,962,254	$36,023,265	$(169,447,887)	$503,187,183

Liabilities and stockholders’ equity:
Current liabilities	$20,796,886	$53,141,803	$699,347	$687,981	$75,326,017
Long-term debt	255,969,515	—	—	—	255,969,515
Other long-term obligations	10,745,610	230,566,736	—	(97,893,243)	143,419,103
Minority interest	—	—	—	11,901,527	11,901,527
Stockholders’ equity	(8,862,460)	74,253,715	35,323,918	(84,144,152)	16,571,021

	$278,649,551	$357,962,254	$36,023,265	$(169,447,887)	$503,187,183

PART I. FINANCIAL INFORMATION
Financial Statements

NOTE 6—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Current assets	$31,824,209	$57,565,103	$2,136,861	$88,187	$91,614,360
Property, plant and equipment, net	26,920,217	215,990,124	5,994,444	372,427	249,277,212
Intangibles, net	4,494,448	58,696,639	28,068,958	198,489	91,458,534
Cash value of life insurance, net	25,369,465	225,078	—	—	25,594,543
Prepaid pension costs	—	2,437,798	—	—	2,437,798
Pension intangibles	1,442,550	10,489,214	—	—	11,931,764
Investments in subsidiaries	178,302,804	—	—	(178,302,804)	—
Other	18,618,079	20,792,387	—	—	39,410,466

	$286,971,772	$366,196,343	$36,200,263	$(177,643,701)	$511,724,677

Liabilities and stockholders’ equity:
Current liabilities	$23,530,460	$54,864,676	$756,010	$85,922	$79,237,068
Long-term debt	255,786,939	—	—	—	255,786,939
Other long-term obligations	11,310,112	238,274,771	—	(105,471,332)	144,113,551
Minority interest	—	—	—	11,941,238	11,941,238
Stockholders’ equity	(3,655,739)	73,056,896	35,444,253	(84,199,529)	20,645,881

	$286,971,772	$366,196,343	$36,200,263	$(177,643,701)	$511,724,677

PART I. FINANCIAL INFORMATION
Financial Statements

NOTE 6—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended March 31, 2003

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$19,651,046	$83,061,202	$1,489,056	$(2,777,086)	$101,424,218
Expenses	21,170,272	81,350,448	1,609,816	(2,792,752)	101,337,784

Operating income (loss)	(1,519,226)	1,710,754	(120,760)	15,666	86,434
Nonoperating income (expense)	(5,745,098)	(617)	425	—	(5,745,290)

Income (loss) before income taxes and minority interest	(7,264,324)	1,710,137	(120,335)	15,666	(5,658,856)
Provision (credit) for income taxes	(1,944,444)	513,318	—	—	(1,431,126)

Income (loss) before minority interest	(5,319,880)	1,196,819	(120,335)	15,666	(4,227,730)
Minority interest	—	—	—	39,711	39,711

Net income (loss)	$(5,319,880)	$1,196,819	$(120,335)	$55,377	$(4,188,019)

CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended March 31, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$19,069,026	$83,275,369	$1,812,798	$(2,144,157)	$102,013,036
Expenses	20,857,528	80,579,846	1,647,608	(2,501,657)	100,583,325

Operating income (loss)	(1,788,502)	2,695,523	165,190	357,500	1,429,711
Nonoperating income	18,316,482	2,208	4,007	—	18,322,697

Income before income taxes and minority interest	16,527,980	2,697,731	169,197	357,500	19,752,408
Provision for income taxes	5,778,662	1,013,870	—	—	6,792,532

Income before minority interest	10,749,318	1,683,861	169,197	357,500	12,959,876
Minority interest	—	—	—	(7,174)	(7,174)

Net income	$10,749,318	$1,683,861	$169,197	$350,326	$12,952,702

PART I. FINANCIAL INFORMATION
Financial Statements

NOTE 6—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Three months ended March 31, 2003

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(1,637,248)	$15,404,867	$513,595	$17,018	$14,298,232
Additions to property, plant and equipment	(163,232)	(8,444,953)	(189,134)	(15,666)	(8,812,985)
Other investing activities	(434,496)	—	—	—	(434,496)

Net cash used in investing activities	(597,728)	(8,444,953)	(189,134)	(15,666)	(9,247,481)
Payments on term loan	(3,758,500)	—	—	—	(3,758,500)
Other financing activity	6,533,798	(6,615,030)	—	(1,352)	(82,584)

Net cash provided by (used in) financing activities	2,775,298	(6,615,030)	—	(1,352)	(3,841,084)

Increase in cash and equivalents	540,322	344,884	324,461	—	1,209,667
Cash and equivalents at beginning of period	8,854,800	455,633	471,212	—	9,781,645

Cash and equivalents at end of period	$9,395,122	$800,517	$795,673	$—	$10,991,312

PART I. FINANCIAL INFORMATION
Financial Statements

NOTE 6—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Three months ended March 31, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$5,854,988	$5,384,759	$(1,244,714)	$357,500	$10,352,533
Additions to property, plant and equipment	(77,790)	(5,261,452)	(165,280)	(357,500)	(5,862,022)
Other investing activities	11,645,229	3,247	—	—	11,648,476

Net cash provided by (used in) investing activities	11,567,439	(5,258,205)	(165,280)	(357,500)	5,786,454
Payments on long-term revolver	(18,360,874)	—	—	—	(18,360,874)
Other financing activity	(91,462)	—	—	—	(91,462)

Net cash provided by financing activities	(18,452,336)	—	—	—	(18,452,336)

Increase (decrease) in cash and equivalents	(1,029,909)	126,554	(1,409,994)	—	(2,313,349)
Cash and equivalents at beginning of period	3,186,078	(64,937)	2,761,591	—	5,882,732

Cash and equivalents at end of period	$2,156,169	$61,617	$1,351,597	$—	$3,569,383

PART I. FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Position and Results of Operations

     The following analysis of the financial condition and results of operations of Block Communications, Inc. (the “Company”) should be read in conjunction with our unaudited Consolidated Condensed Financial Statements and notes thereto included elsewhere herein and with the management’s discussion and analysis, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

     We are a privately held diversified media company with our primary operations in cable television, newspaper publishing and television broadcasting. We provide cable television service to the greater Toledo, Ohio metropolitan area (Buckeye CableSystem) and the Sandusky, Ohio area (Erie County CableSystem). At March 31, 2003, we had approximately 152,000 subscribers. We publish two daily metropolitan newspapers, the Pittsburgh Post-Gazette in Pittsburgh, Pennsylvania, and The Blade in Toledo, Ohio, each of which is the leading publication in its market. The aggregate average daily and Sunday paid circulation of our two newspapers is approximately 386,000 and 595,700, respectively. We own and operate four television stations: two in Louisville, Kentucky, and one each in Boise, Idaho and Lima, Ohio; and we are a two-thirds owner of a television station in Decatur, Illinois. We also have other communication operations including a small telephony business, a home security business and an alternative distribution advertising business.

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

General

     For the three months ended March 31, 2003, we had revenues, operating income and a net loss of $101.4 million, $86,000 and $4.2 million, respectively. This represents decreases in revenues and operating income as compared to the quarter ended March 31, 2002 of $589,000 and $1.3 million, respectively. Advertising revenues are generally highest in the fourth quarter, due in part to increases in retail advertising in the period leading up to and including the holiday season. In addition, broadcasting advertising revenues are generally higher in even-numbered election years due to political advertising. Advertising revenues in the markets we operate were soft throughout the first quarter of 2003 due primarily to economic uncertainties resulting from, among other things, geopolitical concerns.

     Set forth below are the operating results and a reconciliation of net income to EBITDA for the three months ended March 31, 2003 and 2002.

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

Block Communications, Inc. and Subsidiaries
Results of Operations

	Three months ended March 31,

	2003		2002

Revenue:
Publishing	$59,465,222	58.6%	$61,562,804	60.3%
Cable	26,908,577	26.5	25,096,835	24.6
Broadcasting	9,068,231	8.9	9,000,653	8.8
Other Communications	5,982,188	5.9	6,352,744	6.2
	101,424,218	100.0	102,013,036	100.0

Expense:
Publishing	60,784,000	59.9	61,519,313	60.3
Cable	24,689,294	24.3	22,813,956	22.4
Broadcasting	9,345,026	9.2	9,055,039	8.9
Other Communications	5,440,008	5.4	6,243,737	6.1
Corporate general and administrative	1,079,456	1.1	951,280	0.9
	101,337,784	99.9	100,583,325	98.6

Operating income	86,434	0.1%	1,429,711	1.4%

Nonoperating income (expense):
Interest expense	(4,947,372)		(4,748,149)
Gain on disposition of Monroe Cablevision	—		21,600,189
Change in fair value of interest rate swaps	(828,122)		1,461,826
Interest income	30,204		8,831
	(5,745,290)		18,322,697

Income (loss) before income taxes and minority interest	(5,658,856)		19,752,408
Provision (credit) for income taxes	(1,431,126)		6,792,532
Minority interest	39,711		(7,174)

Net income (loss)	$(4,188,019)		$12,952,702

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

     Set forth below is a reconciliation of net income (loss) to EBITDA by operating segment for the three months ended March 31, 2003 and 2002.

Block Communications, Inc. and Subsidiaries
Reconciliation of Net Income (Loss) to EBITDA by Segment

	Publishing	Cable	Broadcasting	Other	Corporate	Consolidated

	Three months ended March 31, 2003
Net Income (Loss)	$(1,166,437)	$1,548,219	$(173,828)	$605,576	$(5,001,549)	$(4,188,019)
Adjustments to Net Income (Loss):
Interest expense	48,607	—	—	—	4,898,765	4,947,372
Provision (credit) for income taxes	(200,915)	672,195	(62,831)	(63,396)	(1,776,179)	(1,431,126)
Depreciation	2,865,999	7,828,085	698,732	1,068,337	—	12,461,153
Amortization of intangibles and deferred charges	88,167	184,891	4,235	—	487,336	764,629
Amortization of broadcast rights	—	79,677	1,643,736	—	—	1,723,413
Film payments	—	(99,207)	(1,659,685)	—	—	(1,758,892)
Loss on disposal of assets	—	39,389	—	73	—	39,462
Change in fair value of derivative	—	—	—	—	828,122	828,122

EBITDA	$1,635,421	$10,253,249	$450,359	$1,610,590	$(563,505)	$13,386,114

	Three months ended March 31, 2002
Net Income (Loss)	$(222,305)	$1,590,706	$(204,552)	$323,712	$11,465,141	$12,952,702
Adjustments to Net Income (Loss):
Interest expense	37,228	—	—	—	4,710,921	4,748,149
Provision (credit) for income taxes	228,609	693,923	147,457	(214,705)	5,937,248	6,792,532
Depreciation	2,976,000	6,697,891	643,753	1,005,547	—	11,323,191
Amortization of intangibles and deferred charges	94,418	—	7,710	—	270,398	372,526
Amortization of broadcast rights	—	71,510	1,502,361	—	—	1,573,871
Film payments	—	(69,111)	(1,110,775)	—	—	(1,179,886)
Loss on disposal of assets	950	390,281	—	5,635	—	396,866
Change in fair value of derivative	—	—	—	—	(1,461,826)	(1,461,826)
Gain on sale of Monroe Cablevision	—	—	—	—	(21,600,189)	(21,600,189)

EBITDA	$3,114,900	$9,375,200	$985,954	$1,120,189	$(678,307)	$13,917,936

     We define EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization (including amortization of broadcast rights), other non-cash charges, gains or losses on disposition of assets, other non-recurring items, and extraordinary items and after payments for broadcast rights. Other media companies may measure EBITDA in a different manner. We have included EBITDA data because such data is commonly used as a measure of performance for media companies and is also used by investors to measure a company’s ability to service debt. EBITDA is also a significant component of the financial covenants contained in our senior debt agreements. EBITDA is not, and should not be used as, an indicator of or alternative to operating income (loss), net income (loss) or cash flow as reflected in our consolidated financial statements, is not intended to represent funds available for debt service, dividends or other discretionary uses, is not a measure of financial performance under accounting principles generally accepted in the United States, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. Refer to our financial statements which appear elsewhere in this report. The foregoing calculations of EBITDA are not necessarily comparable to similarly titled amounts of other companies.

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues

     Total revenues for the three month period ended March 31, 2003 decreased $589,000, or 0.6%, as compared to the same period of the prior year, to $101.4 million. This decrease was attributable to reduced publishing advertising revenue, partially offset by increases in cable and telecom operations as discussed below.

     Cable Television. Cable revenue for the quarter was $26.9 million, an increase of $1.8 million, or 7.2%, as compared to the same period of 2002. The increase in cable revenue was principally the result of an increase of $5.02, to $58.93, in the average monthly revenue per basic subscriber, based on the average number of subscribers throughout the period. An increase in the monthly basic cable service charge and continued rollout of new services drove the increase in average monthly revenue per subscriber. Average monthly high-speed data revenue per customer of $45.64 decreased $.91 as compared to the first quarter of 2002. This decrease is primarily due to digital packaging discounts offered as part of the aggressive digital marketing campaign launched during the third quarter of 2002. Average monthly digital revenue per home of $14.90 for the quarter ended March 31, 2003 decreased $1.82 as compared to the quarter ending March 31, 2002. This decrease is due to a shift in subscriber base from high-end early adopters to mainstream digital subscribers. This shift in the subscriber base is a result of the aggressive marketing campaign mentioned above.

     Revenue generating units increased in the digital and high-speed data categories during the quarter ended March 31, 2003. Net digital additions totaled 4,768 during the quarter, resulting in 30,860 digital homes as of March 31, 2003. Net high-speed data additions totaled 1,941 during the quarter, resulting in 24,506 high-speed data customers as of March 31, 2003. Year over year, the increase in digital and high-speed data subscribers equaled 21,019 and 7,078, respectively. Basic subscribers at the end of the period totaled 152,040, a decrease of 994 basic subscribers from the prior year. This is primarily due to the decrease of 727 basic subscribers of our non-rebuilt Erie County system, due to the growth in DBS penetration. The rebuild of Erie County began in the first quarter of 2003, with an expected completion date of the first quarter of 2004. Basic subscribers decreased 352 during the quarter ended March 31, 2003, with Erie County recognizing a decrease of 372 subscribers offset by minimal growth in Buckeye Cablesystem’s basic subscribers.

     Newspaper Publishing. Publishing revenue was $59.5 million, a decrease of $2.1 million, or 3.4%, as compared to the first quarter of 2002. The decrease consisted of a $2.0 million, or 4.1%, decrease in advertising revenue due primarily to a decrease in retail and classified advertising of $1.2 million, or 5.0%, and $1.1 million, or 5.7%, respectively, resulting from continued economic softness due in part to concerns over the war with Iraq. These decreases were partially offset by an increase in national advertising of $330,000, or 5.0%. For the first quarter of 2003, circulation revenue and other revenue, which consists of third party delivery and total market coverage, were consistent with the same quarter of the previous year.

     Television Broadcasting. Broadcasting revenue was $9.1 million, an increase of $68,000, or 0.8%, as compared to the three months ended March 31, 2002. The increase in broadcasting revenue was due to an increase in local advertising revenue of $271,000, or 4.8%, an increase in national and regional advertising of $182,000, or 4.4%, offset by a decrease in political advertising of $373,000.

     Other Communications. Other communications revenue was $6.0 million, a decrease of $371,000, or 5.8%, as compared to same period of the prior year. This is partially due to a decrease in our security system sales revenue of $576,000, resulting from a planned reduction in the growth of our security business with the intent of improving operating margins and controlling capital investments. Other communications revenue also reflects an increase in telecom switched services revenue of $435,000, offset by a decrease in long-distance revenue of $172,000. During the first quarter of 2003, the telecom switched services revenue increased due to the addition of 35 unique telecom customers, representing a 6.1% increase in the customer base.

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

Operating Expenses

     Operating expenses for the quarter were $101.3 million, an increase of $754,000, or 0.8%, as compared to the first quarter of 2002. The increase in operating expenses was attributable to increased cable and broadcasting expenses, offset by decreased publishing and other communications expenses.

     Cable Television. Cable operating expenses were $24.7 million, an increase of $1.9 million, or 8.2%, as compared to the same period of the prior year. The increase was primarily due to a $1.1 million, or 16.9%, increase in depreciation, to $7.8 million. This increase in depreciation is attributable to the capital expenditures associated with the rebuild of our Toledo cable system and continued rollout of cable modems and digital cable service. In addition, depreciation expense for the Erie County system has been accelerated in anticipation of a first quarter 2004 rebuild completion date. Basic cable programming expenses increased $355,000, or 6.3%, to $6.0 million, due to price increases from programming suppliers. Programming expense for the digital tier increased $243,000, due to an increase in the number of digital subscribers as compared to the same quarter of the prior year.

     Newspaper Publishing. Publishing operating expenses were $60.8 million, a decrease of $735,000, or 1.2%, from the three months ended March 31, 2002. The decrease was primarily due to a $546,000, or 7.2%, decrease in newsprint and ink expense, resulting from a weighted-average price per ton decrease of $24.09, or 2.1%, and a 3.6% decrease in consumption from the same period of the prior year. Additional savings resulted from overall cost controls.

     Television Broadcasting. Broadcasting operating expenses were $9.3 million, an increase of $290,000, or 3.2%, from the same period of the prior year. The increase results primarily from increases in programming and broadcast film amortization expense of $153,000 and $141,000, respectively.

     Other Communications. Other communications operating expenses were $5.4 million, a decrease of $804,000, or 12.9%, from the same period of 2002. This variance is primarily due to a decrease of $561,000, or 25.6% in operating expenses related to security alarm system sales and monitoring caused by a decrease in sales volumes, as well as by cost control initiatives. Telecom operating expenses decreased $156,000, or 4.1%, due primarily to a decrease of $120,000 in long-distance expense.

Operating Income

     Operating income decreased $1.3 million as compared to the three months ended March 31, 2002. Cable operating income decreased $64,000 due to increases in depreciation and basic cable programming expenses, partially offset by revenue growth generated from rate increases and rollout of new services. Publishing operating income decreased $1.4 million, primarily due to decreases in advertising revenue, partially offset by newsprint savings and the implementation of an overall expense reduction program. Broadcasting operating income decreased $222,000 due to substantially flat advertising revenue and increases in overall programming expenses. Other communications operating income increased $433,000 due to revenue growth from increased telecom sales and decreased operating expenses. Corporate general and administrative expenses increased $128,000 from the prior year due to increases in salary expense, professional fees, and amortization of deferred financing costs.

Net Income

     For the three months ended March 31, 2003, the company reported a net loss of $4.2 million, compared to net income of $13.0 million reported for the same period of the prior year. The decrease in net income is due to the decrease in operating income, a $2.3 million increase in the expense attributable to the change in fair value of interest rate swaps, and a $21.6 million gain recognized in the first quarter of 2002 attributable to the like-kind exchange of Monroe Cablevision, partially offset by a decrease in interest expense and provision for income taxes of $199,000 and $8.2 million, respectively. The provision for income taxes decreased due to the tax effect of the gain on the like-kind exchange recognized in the first quarter of 2002.

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

Depreciation and Amortization

     Depreciation and amortization of intangibles and deferred charges increased $1.5 million, or 13.1%, as compared to the same period of the prior year. The increase was primarily due to asset additions resulting from the rebuild of our cable system in Toledo, accelerated depreciation expense on the Erie County system, intangible amortization recognized due to the like-kind exchange of Monroe Cablevision and other capital expenditures to maintain operating assets.

EBITDA

     EBITDA decreased $532,000, or 3.8%, as compared to the three months ended March 31, 2002. A reconciliation of EBITDA to net income is provided above. EBITDA as a percentage of revenue decreased to 13.2% in the three months ended March 31, 2003, from 13.6% in the same period of the prior year. The decrease in EBITDA as a percentage of revenue was primarily due to the reduction in publishing advertising revenues resulting from economic conditions in the first quarter of 2003, offset by the continued rollout of high margin advanced cable products, the increase in cable service charges and lower newsprint prices. Net loss as a percentage of revenue was 4.1% as of March 31, 2003, as compared to net income as a percentage of revenue at March 31, 2002 of 12.7%. As discussed above, the first quarter of 2002 included a $13.5 million gain, net of taxes, related to the like-kind exchange.

Liquidity and Capital Resources

     Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our senior credit facilities. The need for liquidity arises primarily from capital expenditures and interest payable on the senior subordinated notes and the senior credit facility.

     Net cash provided by operating activities was $14.3 million and $10.4 million for the three months ended March 31, 2003 and March 31, 2002, respectively. The net cash provided by operating activities is determined by adding back depreciation and amortization, and adjusting for other non-cash items. Cash used in investing activities was $9.2 million for the three months ended March 31, 2003, compared to cash provided by investing activities of $5.8 million from the same period of the prior year. Cash provided by investing activities in the first quarter of 2002 includes $12.1 million of proceeds from the sale of Monroe Cablevision.

     Our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facility. We made capital expenditures of $8.8 million and $6.7 million, including capital leases, for the three months ended March 31, 2003 and March 31, 2002, respectively. Capital expenditures for the three months ended March 31, 2003 were used primarily to begin the rebuild of the Erie County Cable system, continue the rebuild of the system acquired from Comcast in the like-kind exchange and maintain other operating assets. We expect to make capital expenditures of $62.4 million in the last three quarters of 2003. These include the continued rollout of advanced cable services, continued rebuild of the Erie County cable system, commencement of the Post-Gazette production facility upgrade project and various other improvements to the publishing and broadcasting facilities.

     Financing activities used $3.8 million of cash for the three months ended March 31, 2003, compared to $18.5 million from the same period of the prior year. The cash used in the first quarter of 2003 includes a $3.6 million mandatory pre-payment on the senior credit facilities due to $7.1 million of excess cash flow generated during the year ended December 31, 2002. During the first quarter of 2002, we made $19.0 million in optional pre-payments on our long-term revolving credit agreements. At March 31, 2003, the balances outstanding and available under our new senior credit facilities and subordinated notes were $245.9 million and $111.5 million, respectively, and the interest rate on the balance outstanding was 8.21%. At March 31, 2002, the balances outstanding and available under our previous senior credit facility and senior notes were $216.6 million and $57.0 million, respectively, and the interest rate on the balance outstanding was 9.0%. The increase in the amount outstanding, offset by a decrease in the effective interest rate generated an increase in interest expense of $199,000, or 4.2%.

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

     In April 2002, we issued $175 million of 9-1/4% senior subordinated notes. The proceeds were used to repay our existing senior term loan and senior notes and to prepay a portion of our existing senior revolving credit facility. In May 2002, we entered into new senior credit facilities totaling $200.0 million. The proceeds were used to refinance the remaining balance of the existing senior revolving credit facility and capital expenditures. The new senior credit facilities are guaranteed by substantially all of our present and future domestic subsidiaries and are collateralized by a pledge of substantially all of our and the guarantor subsidiaries’ material assets.

     We believe that funds generated from operations and the borrowing availability under our new senior credit facilities will be sufficient to finance our current operations, our cash obligations in connection with the planned capital expenditures, and our current and future financial obligations.

Quantitative and Qualitative Disclosure About Market Risk

     Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we have entered into interest rate swaps. As of March 31, 2003, our interest rate swap agreements expire in varying amounts through April 2009.

     The fair market value of $70.9 million of our long-term debt approximates its carrying value as it bears interest at floating rates. As of March 31, 2003, the estimated fair value of our interest rate swap agreements was $701,000, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. These are reflected in our financial statements as other non-current assets. Changes in the fair value of derivative financial instruments are recognized either in income or as an adjustment to the carrying value of the underlying debt depending on whether the derivative financial instruments qualify for hedge accounting. The carrying value of our 9-1/4% senior subordinated notes was $183.1 million, as adjusted for the fair value hedge, at March 31, 2003.

     As of March 31, 2003, we had entered into interest rate swaps that approximated $221.0 million, or 89.9%, of our borrowings under all of our credit facilities. The interest rate swaps consist of $121.0 million relating to our revolving credit and term loan agreements, and $100.0 million principal amount of the senior subordinated notes. In addition, we had entered into an interest rate swap agreement that has the economic effect of substantially offsetting $55.0 million of the swap agreements totaling $121.0 million. In the event of an increase in market interest rates, the change in interest expense would be dependent upon the weighted average outstanding borrowings and derivative instruments in effect during the reporting period following the increase. Based on our current outstanding borrowings and interest rate swap agreements, our exposure to interest rate risk is not material. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $49,000.

Recent Accounting Pronouncements

     In June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued and is effective for fiscal years beginning after June 15, 2002. The pronouncement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The adoption of this standard on January 1, 2003 has had no impact on the Company’s financial position or results of operations for the three months ended March 31, 2003.

     In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued and applies to fiscal years beginning after December 31, 2002. SFAS No. 146 requires certain costs associated with a restructuring, discontinued operation or plant closing to be recognized as incurred rather that at the date of commitment to an exit or disposal plan. The adoption of this standard on January 1, 2003 has had no impact on the Company’s financial position or results of operations for the three months ended March 31, 2003.

     In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, was issued and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has previously adopted the fair value method of accounting for stock-based employee compensation; therefore all years presented reflect this method and no pro-forma disclosures are required.

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

     Factors that may materially affect our future financial condition and results of operations, as well as any forward-looking statements, include economic and market conditions and many other factors beyond our control. For an additional discussion of risk factors relating to our future financial condition and results of operations, reference is made to the discussion under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1 Certification of the Managing Director pursuant to 18 U.S.C. Sec. 1350.

Exhibit 99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

(b)	No reports on Form 8-K were filed during the quarter ended March 31, 2003.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCK COMMUNICATIONS, INC. (Registrant)

Date: May 14, 2003	By:	/s/ Allan Block

Allan Block Managing Director

Date: May 14, 2003	By:	/s/ Gary J. Blair

Gary J. Blair Executive Vice President/Chief Financial Officer

Certification of the Managing Director

I, Allan Block, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Block Communications, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

/s/ Allan Block

Name: Allan Block Title: Managing Director Date: 5/14/03

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

/s/ Gary J. Blair

Name: Gary J. Blair Title: Executive Vice-President/Chief Financial Officer Date: 5/14/03