Form 10-Q
period 2003-06-30
BLOCK COMMUNICATIONS INC
filed 2003-08-05
CIK 1177238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to____________.

Commission File Number  333-96619

Block Communications, Inc.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-4374555 (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES[  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Voting Common Stock , (par value $.10)	Non-voting Common Stock, (par value $.10)
29,400 shares as of August 5, 2003	428,613 shares as of August 5, 2003

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30	December 31
	2003	2002

	(unaudited)	(note 1)
Assets
Current assets:
Cash and cash equivalents	$14,387,557	$9,781,645
Receivables, less allowances for doubtful accounts and discounts of $3,853,000 and $3,552,000, respectively	42,207,594	45,454,639
Recoverable income taxes	7,831,271	9,029,371
Inventories	6,642,422	7,032,626
Prepaid expenses	3,419,571	4,498,401
Broadcast rights	6,173,901	6,546,678
Deferred income taxes	9,671,950	9,271,000

Total current assets	90,334,266	91,614,360
Property, plant and equipment:
Land and land improvements	12,402,357	12,255,696
Buildings and leasehold improvements	42,945,696	41,483,466
Machinery and equipment	220,681,636	215,180,502
Cable television distribution systems and equipment	202,304,194	195,399,291
Security alarm and video systems installation costs	6,872,480	6,591,940
Construction in progress	27,023,144	13,777,267

	512,229,507	484,688,162
Less allowances for depreciation and amortization	264,485,911	235,410,950

	247,743,596	249,277,212
Other assets:
Goodwill	51,987,021	51,987,021
Other intangibles, net of accumulated amortization	38,700,147	39,471,513
Cash value of life insurance	26,332,857	25,594,543
Deferred income taxes	18,856,209	16,659,000
Pension intangibles	11,931,764	11,931,764
Prepaid pension costs	2,460,151	2,437,798
Deferred financing costs	11,116,177	12,099,099
Broadcast rights, less current portion	3,667,732	6,676,317
Other	5,223,576	3,976,050

	170,275,634	170,833,105

	$508,353,496	$511,724,677

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	June 30	December 31
	2003	2002

	(unaudited)	(note 1)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,768,974	$13,831,059
Salaries, wages and payroll taxes	14,916,705	19,046,005
Workers’ compensation and medical reserves	8,206,927	8,863,918
Other accrued liabilities	34,878,298	32,846,215
Current maturities of long-term debt	1,092,751	4,649,871

Total current liabilities	67,863,655	79,237,068
Long-term debt, less current maturities	268,702,558	255,786,939
Other long-term obligations	144,150,412	144,113,551
Minority interest	11,916,681	11,941,238
Stockholders’ equity:
5% Non-cumulative, non-voting Class A Stock, par value $100 a share (entitled in liquidation to $100 per share in priority over Common Stock)— 15,680 shares authorized; 12,620 shares issued and outstanding	1,262,000	1,262,000
Common Stock, par value $.10 a share:
Voting Common Stock—29,400 shares authorized, issued and outstanding	2,940	2,940
Non-voting Common Stock—588,000 shares authorized; 428,613 and 427,786 shares issued and outstanding	42,861	42,779
Accumulated other comprehensive loss	(22,633,965)	(22,860,033)
Additional paid-in capital	1,058,687	771,274
Retained earnings	35,987,667	41,426,921

	15,720,190	20,645,881

	$508,353,496	$511,724,677

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2003	2002	2003	2002

Revenue:
Publishing	$64,172,610	$64,646,626	$123,637,832	$126,209,428
Cable	27,355,527	25,240,422	54,264,104	50,337,257
Broadcasting	10,214,156	9,686,810	19,282,387	18,687,463
Other Communications	6,061,378	6,488,681	11,960,358	12,718,010

	107,803,671	106,062,539	209,144,681	207,952,158
Expense:
Publishing	62,313,037	61,227,791	123,097,037	122,747,104
Cable	24,542,132	22,392,149	49,231,426	45,206,105
Broadcasting	8,936,736	8,954,146	18,281,762	18,009,185
Other Communications	5,474,888	5,899,585	10,714,397	11,848,884
Corporate general and administrative	757,363	505,795	1,836,819	1,457,075

	102,024,156	98,979,466	203,161,441	199,268,353

Operating income	5,779,515	7,083,073	5,983,240	8,683,805
Nonoperating income (expense):
Interest expense	(5,273,158)	(5,894,078)	(10,220,530)	(10,642,227)
Gain on disposition of Monroe Cablevision	—	—	—	21,600,189
Change in fair value of interest rate swaps	(1,402,215)	(1,183,769)	(2,230,337)	278,057
Loss on extinguishment of debt	—	(8,989,786)	—	(8,989,786)
Interest income	69,556	22,116	99,760	30,947

	(6,605,817)	(16,045,517)	(12,351,107)	2,277,180

Income (loss) from continuing operations before income taxes and minority interest	(826,302)	(8,962,444)	(6,367,867)	10,960,985
Provision (credit) for income taxes	(159,788)	(2,471,245)	(1,551,035)	4,381,145

Income (loss) from continuing operations before minority interest	(666,514)	(6,491,199)	(4,816,832)	6,579,840
Minority interest	(15,154)	(79,947)	24,557	(87,121)

Income (loss) from continuing operations	(681,668)	(6,571,146)	(4,792,275)	6,492,719
Loss from discontinued operations (including loss on disposal of $235,591 in 2003)	(328,367)	(572,225)	(445,658)	(743,248)
Income tax benefit	(111,645)	(244,874)	(151,524)	(304,732)

Loss on discontinued operations	(216,722)	(327,351)	(294,134)	(438,516)

Net income (loss)	$(898,390)	$(6,898,497)	$(5,086,409)	$6,054,203

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)

			Common Stock

	Class A Stock		Voting		Non-Voting

	Shares	Amount	Shares	Amount	Shares	Amount

Balances at January 1, 2003	12,620	$1,262,000	29,400	$2,940	427,786	$42,779
Net loss
Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $127,500)
Total comprehensive loss
Cash dividends declared:
Class A stock—$2.50 per share
Common Stock:
Voting—$0.70 per share
Non-voting—$0.70 per share

Executive stock incentives at $407.97 per share					1,808	180
Redemption of non-voting common shares at $458.50 per share					(981)	(98)

Balances at June 30, 2003	12,620	$1,262,000	29,400	$2,940	428,613	$42,861

Balances at January 1, 2002	12,620	$1,262,000	29,400	$2,940	427,786	$42,779
Net income
Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $127,500)

Total comprehensive income
Cash dividends declared:
Class A stock—$2.50 per share
Common Stock:
Voting—$0.70 per share
Non-voting—$0.70 per share

Balances at June 30, 2002	12,620	$1,262,000	29,400	$2,940	427,786	$42,779

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other	Additional
	Comprehensive	Paid-in	Retained
	Loss	Capital	Earnings	Total

Balances at January 1, 2003	$(22,860,033)	$771,274	$41,426,921	$20,645,881
Net loss			(5,086,409)	(5,086,409)
Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $127,500)	226,068			226,068

Total comprehensive loss				(4,860,341)
Cash dividends declared:
Class A stock—$2.50 per share			(31,550)	(31,550)
Common Stock:
Voting—$0.70 per share			(20,580)	(20,580)
Non-voting—$0.70 per share			(300,715)	(300,715)

			(352,845)	(352,845)
Executive stock incentives at $407.97 per share		737,103		737,283
Redemption of non-voting common shares at $458.50 per share		(449,690)		(449,788)

Balances at June 30, 2003	$(22,633,965)	$1,058,687	$35,987,667	$15,720,190

Balances at January 1, 2002	$(4,725,589)	$771,274	$40,229,696	$37,583,100
Net income			6,054,203	6,054,203
Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $127,500)	226,069			226,069

Total comprehensive income				6,280,272
Cash dividends declared:
Class A stock—$2.50 per share			(31,550)	(31,550)
Common Stock:
Voting—$0.70 per share			(20,580)	(20,580)
Non-voting—$0.70 per share			(299,451)	(299,451)

			(351,581)	(351,581)

Balances at June 30, 2002	$(4,499,520)	$771,274	$45,932,318	$43,511,791

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended
	June 30
	2003	2002

Operating activities
Net income (loss)	$(5,086,409)	$6,054,203
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	24,885,786	22,277,829
Amortization of intangibles and deferred charges	1,540,536	1,293,452
Amortization of broadcast rights	3,395,873	3,322,689
Payments for broadcast rights	(3,397,766)	(2,531,544)
Gain on sale of Monroe Cablevision	—	(21,600,189)
Loss on disposal of discontinued operation	235,591	—
Deferred income taxes (credit)	(2,725,409)	3,500,000
Provision for bad debts	549,051	986,654
Minority interest	(24,557)	87,121
Change in fair value of interest rate swaps	2,230,337	(278,057)
Loss on disposal of property and equipment	42,686	402,814
Write-off of deferred charges related to extinguished debt	—	2,697,784
Changes in operating assets and liabilities:
Receivables	2,697,994	3,525,876
Inventories	375,268	1,108,986
Prepaid expenses	1,078,830	783,574
Accounts payable	(5,062,085)	(1,325,934)
Salaries, wages, payroll taxes and other accrued liabilities	(4,378,720)	(2,365,385)
Other assets	2,535,397	60,592
Postretirement benefits and other long-term obligations	4,077,026	3,577,513

Net cash provided by operating activities	22,969,429	21,577,978
Investing activities
Additions to property, plant and equipment	(23,478,139)	(12,647,899)
Change in cash value of life insurance	(738,314)	(459,201)
Proceeds from sale of Monroe Cablevision	—	12,059,115
Proceeds from disposal of property and equipment	28,013	40,617

Net cash used in investing activities	(24,188,440)	(1,007,368)
Financing activities
Borrowings under new term loan agreement	10,000,000	75,000,000
Payments under new term loan agreement	(3,946,000)	—
Issuance of subordinated notes	—	175,000,000
Payments on long-term revolver	—	(92,500,000)
Payments on previous term loan	—	(75,000,000)
Payments on senior notes	—	(67,499,000)
Financing costs deferred	—	(10,000,968)
Proceeds from issuance of common stock	737,283	—
Payments on redemption of shares	(449,788)	—
Cash dividends paid	(352,845)	(351,581)
Payments on notes payable and capital leases	(163,727)	(202,805)

Net cash provided by financing activities	5,824,923	4,445,646

Increase in cash and cash equivalents	4,605,912	25,016,256
Cash and cash equivalents at beginning of period	9,781,645	5,882,732

Cash and cash equivalents at end of period	$14,387,557	$30,898,988

Non-cash borrowings for equipment under capital lease	$—	$903,798

     See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BLOCK COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Block Communications, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the December 31, 2002 audited consolidated financial statements and footnotes thereto.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

New Accounting Standards

In June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued and is effective for fiscal years beginning after June 15, 2002. The pronouncement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The adoption of this standard on January 1, 2003 has had no impact on the Company’s financial position or results of operations for the six months ended June 30, 2003.

In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued and applies to fiscal years beginning after December 31, 2002. SFAS No. 146 requires certain costs associated with a restructuring, discontinued operation or plant closing to be recognized as incurred rather that at the date of commitment to an exit or disposal plan. The adoption of this standard on January 1, 2003 has had no material impact on the Company’s financial position or results of operations for the six months ended June 30, 2003.

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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation significantly changes previous practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in the Interpretation are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and can be reasonably estimated. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payments under the guarantee is remote. The Interpretation’s disclosure requirements were effective for financial statements beginning in 2002. The Company does not currently guarantee indebtedness of any party outside of the consolidated group. Please refer to Note 7 for disclosures relating to guarantees within the consolidated group.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

In January 2003, the Financial Accounting Standards Board issued interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership or a majority voting interest in the entity. The adoption of FIN 46 has had no impact on the Company’s financial position or results of operations for the six months ended June 30, 2003.

NOTE 2—DISCONTINUED OPERATIONS

As of May 31, 2003, the Company suspended operations of Community Communication Services, Inc. (CCS), an alternative advertising distribution company. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of CCS are reported separately from results of continuing operations for all periods presented. The reported loss from discontinued operations includes revenues of $68,050 and $163,767 for the three months ended June 30, 2003 and 2002 respectively, and revenues of $151,258 and $287,182 for the six months ended June 30, 2003 and 2002, respectively. Results for the three- and six-month periods ended June 30, 2003 include a loss on disposal of the discontinued operations of $235,591. Previously, results of operations of CCS were included in the Other Communications segment.

NOTE 3—ACQUISITION

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 4—LONG-TERM DEBT

During the first six months of 2003, the Company made $3,946,000 in payments on the outstanding Term Loan B, as required under the May 2002 credit agreement. On June 30, 2003 the Company borrowed $10,000,000 on Term Loan A under the same credit agreement.

Long-term debt consists of the following:

	June 30,	December 31,
	2003	2002

Subordinated notes	$175,000,000	$175,000,000
Fair value adjustment of subordinated notes	11,126,941	7,658,715

Subordinated notes, as adjusted	186,126,941	182,658,715
Senior term loan	80,679,000	74,625,000
Capital leases	2,989,368	3,153,095

	269,795,309	260,436,810
Current maturities	1,092,751	4,649,871

	$268,702,558	$255,786,939

NOTE 5—OTHER LONG-TERM OBLIGATIONS

Other long-term obligations consist of the following:

	June 30,	December 31,
	2003	2002

Other postretirement benefits	$84,811,098	$83,365,000
Pension liabilities	37,904,382	36,171,121
Deferred compensation obligations	15,512,662	14,360,574
Broadcast rights payable	3,623,883	7,330,489
Other	2,298,387	2,886,367

	$144,150,412	$144,113,551

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 6 — BUSINESS SEGMENT INFORMATION

The Company has three reportable segments — publishing, cable and broadcasting. The publishing segment operates two daily newspapers located in Ohio and Pennsylvania. The cable segment includes two cablevision companies located in Ohio. The broadcasting segment has five television stations located in Idaho, Illinois, Indiana, Kentucky, and Ohio. The “Other” category includes non-reportable segments and corporate items. The non-reportable segments provide services such as telephony, security systems and monitoring, and cable plant construction. The following table presents certain financial information for the three reportable segments and the other category.

	Three months ended		Six months ended
	June 30		June 30

	2003	2002	2003	2002

Revenues:
Publishing	$65,094,199	$65,589,540	$125,419,258	$127,842,873
Intersegment	921,589	942,914	1,781,426	1,633,445

External Publishing	64,172,610	64,646,626	123,637,832	126,209,428
Cable	27,378,690	25,274,544	54,310,050	50,371,379
Intersegment	23,163	34,122	45,946	34,122

External Cable	27,355,527	25,240,422	54,264,104	50,337,257
Broadcasting	10,214,156	9,686,810	19,282,387	18,687,463
Other	6,061,378	6,488,681	11,960,358	12,718,010

	107,803,671	106,062,539	209,144,681	207,952,158
Operating income (loss):
Publishing	2,721,342	4,288,528	2,204,722	4,978,881
Intersegment	861,769	869,691	1,663,927	1,516,557

Net Publishing	1,859,573	3,418,837	540,795	3,462,324
Cable	1,933,741	1,935,356	3,299,591	3,536,846
Intersegment	(879,654)	(912,917)	(1,733,087)	(1,594,306)

Net Cable	2,813,395	2,848,273	5,032,678	5,131,152
Broadcasting	1,277,420	732,664	1,000,625	678,278
Corporate expenses	(757,363)	(505,795)	(1,836,819)	(1,457,075)
Other	586,490	589,094	1,245,961	869,126

	5,779,515	7,083,073	5,983,240	8,683,805
Nonoperating income (expense)	6,605,817	16,045,517	12,351,107	(2,277,180)

Income (loss) from continuing operations before income taxes and minority interest	$(826,302)	$(8,962,444)	$(6,367,867)	$10,960,985

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 7 — SUPPLEMENTAL GUARANTOR INFORMATION

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

CONSOLIDATING CONDENSED BALANCE SHEET

June 30, 2003

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Current assets	$32,157,777	$55,152,876	$2,007,932	$1,015,681	$90,334,266
Property, plant and equipment, net	25,636,730	215,923,910	5,860,737	322,219	247,743,596
Intangibles, net	4,277,670	58,142,051	28,068,958	198,489	90,687,168
Cash value of life insurance	26,103,609	229,248	—	—	26,332,857
Prepaid pension costs	—	2,460,151	—	—	2,460,151
Pension intangibles	1,442,550	10,489,214	—	—	11,931,764
Investments in subsidiaries	167,185,850	—	—	(167,185,850)	—
Other	23,541,334	15,322,360	—	—	38,863,694

	$280,345,520	$357,719,810	$35,937,627	$(165,649,461)	$508,353,496

Liabilities and stockholders’ equity:
Current liabilities	$14,493,396	$51,788,435	$567,788	$1,014,036	$67,863,655
Long-term debt	268,702,558	—	—	—	268,702,558
Other long-term obligations	9,861,202	228,644,208	—	(94,354,998)	144,150,412
Minority interest	—	—	—	11,916,681	11,916,681
Stockholders’ equity	(12,711,636)	77,287,167	35,369,839	(84,225,180)	15,720,190

	$280,345,520	$357,719,810	$35,937,627	$(165,649,461)	$508,353,496

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 7 — SUPPLEMENTAL GUARANTOR INFORMATION (continued)

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 7 — SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended June 30, 2003

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$22,043,184	$86,844,928	$1,704,980	$(2,789,421)	$107,803,671
Expenses	21,221,127	81,869,687	1,656,889	(2,723,547)	102,024,156

Operating income (loss)	822,057	4,975,241	48,091	(65,874)	5,779,515
Nonoperating income (expense)	(6,602,912)	(735)	(2,170)	—	(6,605,817)

Income (loss) from continuing operations
Before income tax and minority interest	(5,780,855)	4,974,506	45,921	(65,874)	(826,302)
Provision (credit) for income taxes	(1,884,120)	1,724,332	—	—	(159,788)

Income (loss) from continuing operations
Before minority interest	(3,896,735)	3,250,174	45,921	(65,874)	(666,514)
Minority interest	—	—	—	(15,154)	(15,154)

Income (loss) from continuing operations	(3,896,735)	3,250,174	45,921	(81,028)	(681,668)
Loss from discontinued operations, net	—	(216,722)	—	—	(216,722)

Net income (loss)	$(3,896,735)	$3,033,452	$45,921	$(81,028)	$(898,390)

CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended June 30, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$21,037,089	$85,777,555	$1,751,366	$(2,503,471)	$106,062,539
Expenses	20,208,285	79,707,373	1,659,828	(2,596,020)	98,979,466

Operating income (loss)	828,804	6,070,182	91,583	92,549	7,083,073
Nonoperating income (expense)	(16,051,073)	2,288	3,268	—	(16,045,517)

Income (loss) from continuing operations
Before income tax and minority interest	(15,222,269)	6,072,470	94,806	92,549	(8,962,444)
Provision (credit) for income taxes	(5,243,320)	2,772,075	—	—	(2,471,245)

Income (loss) from continuing operations
Before minority interest	(9,978,949)	3,300,395	94,806	92,549	(6,491,199)
Minority interest	—	—	—	(79,947)	(79,947)

Income (loss) from continuing operations	(9,978,949)	3,300,395	94,806	12,602	(6,571,146)
Loss from discontinued operations, net	—	(327,351)	—	—	(327,351)

Net income (loss)	$(9,978,949)	$2,973,044	$94,806	$12,602	$(6,898,497)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE 7 — SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF INCOME
Six Months Ended June 30, 2003

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$41,694,230	$169,822,922	$3,194,036	$(5,566,507)	$209,144,681
Expenses	42,391,399	163,019,636	3,266,705	(5,516,299)	203,161,441

Operating income (loss)	(697,169)	6,803,286	(72,669)	(50,208)	5,983,240
Nonoperating expense	(12,348,010)	(1,352)	(1,745)	—	(12,351,107)

Income (loss) from continuing operations
Before income tax and minority interest	(13,045,179)	6,801,934	(74,414)	(50,208)	(6,367,867)
Provision (credit) for income taxes	(3,828,564)	2,277,529	—	—	(1,551,035)

Income (loss) from continuing operations
Before minority interest	(9,216,615)	4,524,405	(74,414)	(50,208)	(4,816,832)
Minority interest	—	—	—	24,557	24,557

Income (loss) from continuing operations	(9,216,615)	4,524,405	(74,414)	(25,651)	(4,792,275)
Loss from discontinued operations	—	(294,134)	—	—	(294,134)

Net income (loss)	$(9,216,615)	$4,230,271	$(74,414)	$(25,651)	$(5,086,409)

CONSOLIDATING CONDENSED STATEMENT OF INCOME
Six Months Ended June 30, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$40,106,115	$168,929,507	$3,564,164	$(4,647,628)	$207,952,158
Expenses	41,065,813	159,992,781	3,307,436	(5,097,677)	199,268,353

Operating income (loss)	(959,698)	8,936,726	256,728	450,049	8,683,805
Nonoperating income	2,265,409	4,496	7,275	—	2,277,180

Income from continuing operations before income tax and minority interest	1,305,711	8,941,222	264,003	450,049	10,960,985
Provision for income taxes	535,342	3,845,803	—	—	4,381,145

Income from continuing operations before minority interest	770,369	5,095,419	264,003	450,049	6,579840
Minority interest	—	—	—	(87,121)	(87,121)

Income from continuing operations	770,369	5,095,419	264,003	362,928	6,492,719
Loss from discontinued operations	—	(438,516)	—	—	(438,516)

Net income	$770,369	$4,656,903	$264,003	$362,928	$6,054,203

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE 7 — SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Six months ended June 30, 2003

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(8,261,815)	$30,537,570	$743,262	$(49,588)	$22,969,429
Additions to property, plant and equipment	(768,288)	(22,332,666)	(427,393)	50,208	(23,478,139)
Other investing activities	(754,869)	44,568	—	—	(710,301)

Net cash used in investing activities	(1,523,157)	(22,288,098)	(427,393)	50,208	(24,188,440)
Borrowings on term loan	10,000,000	—	—	—	10,000,000
Payments on term loan	(3,946,000)	—	—	—	(3,946,000)
Other financing activity	7,713,667	(7,942,124)	—	(620)	(229,077)

Net cash provided by (used in) financing activities	13,767,667	(7,942,124)	—	(620)	5,824,923

Increase in cash and equivalents	3,982,695	307,348	315,869	—	4,605,912
Cash and equivalents at beginning of period	8,854,800	455,633	471,212	—	9,781,645

Cash and equivalents at end of period	$12,837,495	$762,981	$787,081	$—	$14,387,557

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE 7 — SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Six months ended June 30, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(16,311,823)	$38,260,888	$(818,180)	$447,093	$21,577,978
Additions to property, plant and equipment	(352,297)	(11,312,302)	(545,089)	(438,211)	(12,647,899)
Other investing activities	11,638,263	2,268	—	—	11,640,531

Net cash provided by (used in) investing activities	11,285,966	(11,310,034)	(545,089)	(438,211)	(1,007,368)
Issuance of subordinated notes	175,000,000	—	—	—	175,000,000
Borrowings on term loan	75,000,000	—	—	—	75,000,000
Payments on long-term debt	(234,999,000)	—	—	—	(234,999,000)
Other financing activity	16,277,839	(26,824,311)	—	(8,882)	(10,555,354)

Net cash provided by (used in) financing activities	31,278,839	(26,824,311)	—	(8,882)	4,445,646

Increase (decrease) in cash and equivalents	26,252,982	126,543	(1,363,269)	—	25,016,256
Cash and equivalents at beginning of period	3,186,078	(64,937)	2,761,591	—	5,882,732

Cash and equivalents at end of period	$29,439,060	$61,606	$1,398,322	$—	$30,898,988

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

Overview

          We are a privately held diversified media company with our primary operations in cable television, newspaper publishing and television broadcasting. We provide cable television service to the greater Toledo, Ohio metropolitan area (Buckeye CableSystem) and the Sandusky, Ohio area (Erie County CableSystem). At December 31, 2002, we had approximately 152,000 subscribers. We publish two daily metropolitan newspapers, the Pittsburgh Post-Gazette in Pittsburgh, Pennsylvania, and The Blade in Toledo, Ohio, each of which is the leading publication in its market. The aggregate average daily and Sunday paid circulation of our two newspapers is approximately 385,100 and 601,400, respectively, as of December 31, 2002. We own and operate four television stations: two in Louisville, Kentucky, and one each in Boise, Idaho and Lima, Ohio; and we are a two-thirds owner of a television station in Decatur, Illinois. We also have other communication operations including a telephony business and a commercial and residential security business.

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

General

          For the six months ended June 30, 2003, we had revenues, operating income and a net loss from continuing operations of $209.1 million, $6.0 million and $4.8 million, respectively. This represents an increase in revenues of $1.2 million and a decrease in operating income of $2.7 million as compared to the six months ended June 30, 2002. Advertising revenues are generally highest in the fourth quarter, due in part to increases in retail advertising in the period leading up to and including the holiday season. In addition, broadcasting advertising revenues are generally higher in even-numbered election years due to political advertising. Advertising revenues in the markets we operate in were soft throughout the first six months of 2003 due primarily to economic uncertainties resulting from, among other things, geopolitical concerns.

          Set forth below are the operating results and a reconciliation of net income to EBITDA for the three and six month periods ended June 30, 2003 and 2002.

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

Block Communications, Inc. and Subsidiaries

Results of Operations (unaudited)

	Three months ended June 30,

	2003		2002

Revenue:
Publishing	$64,172,610	59.5%	$64,646,626	61.0%
Cable	27,355,527	25.4	25,240,422	23.8
Broadcasting	10,214,156	9.5	9,686,810	9.1
Other Communications	6,061,378	5.6	6,488,681	6.1

	107,803,671	100.0	106,062,539	100.0
Expense:
Publishing	62,313,037	57.8	61,227,791	57.7
Cable	24,542,132	22.8	22,392,149	21.1
Broadcasting	8,936,736	8.3	8,954,146	8.4
Other Communications	5,474,888	5.1	5,899,585	5.6
Corporate general and administrative	757,363	0.7	505,795	0.5

	102,024,156	94.6	98,979,466	93.3

Operating income	5,779,515	5.4%	7,083,073	6.7%
Nonoperating income (expense):
Interest expense	(5,273,158)		(5,894,078)
Loss on disposition of Monroe Cablevision	—		—
Loss on early extinguishment of debt	—		(8,989,786)
Change in fair value of interest rate swaps	(1,402,215)		(1,183,769)
Interest income	69,556		22,116

	(6,605,817)		(16,045,517)

Loss from continuing operations before income taxes and minority interest	(826,302)		(8,962,444)
Credit for income taxes	(159,788)		(2,471,245)
Minority interest	(15,154)		(79,947)

Loss from continuing operations	(681,668)		(6,571,146)
Loss from discontinued operations, net	(216,722)		(327,351)

Net loss	(898,390)		(6,898,497)
Add:
Interest expense	5,273,158		5,894,078
Provision for income taxes	(271,433)		(2,716,119)
Depreciation	12,424,633		10,954,638
Amortization of intangibles and deferred charges	775,907		920,926
Amortization of broadcast rights	1,672,460		1,748,818
Loss on disposal of property and equipment	3,224		5,948
Change in fair value of interest rate swaps	1,402,215		1,183,769
Loss on disposal of discontinued operation	235,591		—
Loss on early extinguishment of debt	—		8,989,786
Less:
Payments on broadcast rights	(1,638,874)		(1,351,658)

EBITDA	$18,978,491		$18,731,689

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

Block Communications, Inc. and Subsidiaries

Results of Operations (unaudited)

	Six months ended June 30,

	2003		2002

Revenue:
Publishing	$123,637,832	59.1%	$126,209,428	60.7%
Cable	54,264,104	25.9	50,337,257	24.2
Broadcasting	19,282,387	9.2	18,687,463	9.0
Other Communications	11,960,358	5.7	12,718,010	6.1

	209,144,681	100.0	207,952,158	100.0
Expense:
Publishing	123,097,037	58.9	122,747,104	59.0
Cable	49,231,426	23.5	45,206,105	21.7
Broadcasting	18,281,762	8.7	18,009,185	8.7
Other Communications	10,714,397	5.1	11,848,884	5.7
Corporate general and administrative	1,836,819	0.9	1,457,075	0.7

	203,161,441	97.1	199,268,353	95.8

Operating income	5,983,240	2.9%	8,683,805	4.2%
Nonoperating income (expense):
Interest expense	(10,220,530)		(10,642,227)
Gain on disposition of Monroe Cablevision	—		21,600,189
Loss on early extinguishment of debt	—		(8,989,786)
Change in fair value of interest rate swaps	(2,230,337)		278,057
Interest income	99,760		30,947

	(12,351,107)		2,277,180

Income from continuing operations before income taxes and minority interest	(6,367,867)		10,960,985
Provision (credit) for income taxes	(1,551,035)		4,381,145
Minority interest	24,557		(87,121)

Income (loss) from continuing operations	(4,792,275)		6,492,719
Loss from discontinued operations, net	(294,134)		(438,516)

Net income (loss)	(5,086,409)		6,054,203
Add:
Interest expense	10,220,530		10,642,227
Provision for income taxes	(1,702,559)		4,076,413
Depreciation	24,885,786		22,277,829
Amortization of intangibles and deferred charges	1,540,536		1,293,452
Amortization of broadcast rights	3,395,873		3,322,689
Loss on disposal of property and equipment	42,686		402,814
Change in fair value of interest rate swaps	2,230,337		(278,057)
Loss on disposal of discontinued operations	235,591		—
Loss on early extinguishment of debt	—		8,989,786
Gain on disposal of Monroe Cablevision	—		(21,600,189)
Less:
Payments on broadcast rights	(3,397,766)		(2,531,544)

EBITDA	$32,364,605		$32,649,623

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

Set forth below is a reconciliation of net income to EBITDA by operating segment for the three and six month periods ended June 30, 2003 and 2002.

Block Communications, Inc. and Subsidiaries
Reconciliation of Net Income to EBITDA by Segment

	Publishing	Cable	Broadcasting	Other	Corporate	Consolidated

	Three months ended June 30, 2003
Net income (loss)	$806,505	$1,953,598	$817,359	$422,649	$(4,898,501)	$(898,390)
Adjustments to net income (loss):
Interest expense	50,112	—	—	—	5,223,046	5,273,158
Provision (credit) for income taxes	1,003,120	860,874	442,737	(164,526)	(2,413,638)	(271,433)
Depreciation	2,865,999	7,745,190	740,975	1,072,469	—	12,424,633
Amortization of intangibles and deferred charges	88,167	184,891	4,235	—	498,614	775,907
Amortization of broadcast rights	—	74,249	1,598,211	—	—	1,672,460
Film payments	—	(72,679)	(1,566,195)	—	—	(1,638,874)
(Gain) loss on disposal of assets	(9,500)	6,113	6,868	(257)	—	3,224
Change in fair value of derivative	—	—	—	—	1,402,215	1,402,215
Loss on disposal of discontinued operation	—	—	—	235,591	—	235,591

EBITDA	$4,804,403	$10,752,236	$2,044,190	$1,565,926	$(188,264)	$18,978,491

	Three months ended June 30, 2002
Net income (loss)	$1,592,000	$1,477,164	$630,976	$338,297	$(10,936,934)	$(6,898,497)
Adjustments to net income (loss):
Interest expense	49,746	—	—	—	5,844,332	5,894,078
Provision (credit) for income taxes	1,777,089	1,372,452	25,954	(321,426)	(5,570,188)	(2,716,119)
Depreciation	2,680,000	6,584,814	648,883	1,040,941	—	10,954,638
Amortization of intangibles and deferred charges	81,916	—	7,709	446,138	385,163	920,926
Amortization of broadcast rights	—	76,929	1,671,889	—	—	1,748,818
Film payments	—	(38,169)	(1,313,489)	—	—	(1,351,658)
(Gain) loss on disposal of assets	(8,194)	12,108	—	2,034	—	5,948
Change in fair value of derivative	—	—	—	—	1,183,769	1,183,769
Loss on early extinguishment of debt	—	—	—	—	8,989,786	8,989,786

EBITDA	$6,172,557	$9,485,298	$1,671,922	$1,505,984	$(104,072)	$18,731,689

	Six months ended June 30, 2003
Net income (loss)	$(359,932)	$3,501,817	$643,531	$1,028,225	$(9,900,050)	$(5,086,409)
Adjustments to net income (loss):
Interest expense	98,719	—	—	—	10,121,811	10,220,530
Provision (credit) for income taxes	802,205	1,533,069	379,906	(227,922)	(4,189,817)	(1,702,559)
Depreciation	5,731,998	15,573,275	1,439,707	2,140,806	—	24,885,786
Amortization of intangibles and deferred charges	176,334	369,782	8,470	—	985,950	1,540,536
Amortization of broadcast rights	—	153,926	3,241,947	—	—	3,395,873
Film payments	—	(171,886)	(3,225,880)	—	—	(3,397,766)
(Gain) loss on disposal of assets	(9,500)	45,502	6,868	(184)	—	42,686
Change in fair value of derivative	—	—	—	—	2,230,337	2,230,337
Loss on disposal of discontinued operation	—	—	—	235,591	—	235,591

EBITDA	$6,439,824	$21,005,485	$2,494,549	$3,176,516	$(751,769)	$32,364,605

	Six months ended June 30, 2002
Net income (loss)	$1,369,693	$3,067,870	$426,424	$662,009	$528,207	$6,054,203
Adjustments to net income (loss):
Interest expense	86,974	—	—	—	10,555,253	10,642,227
Provision (credit) for income taxes	2,005,698	2,066,375	173,411	(536,131)	367,060	4,076,413
Depreciation	5,656,000	13,282,705	1,292,636	2,046,488	—	22,277,829
Amortization of intangibles and deferred charges	176,334	—	15,419	446,138	655,561	1,293,452
Amortization of broadcast rights	—	148,439	3,174,250	—	—	3,322,689
Film payments	—	(107,280)	(2,424,264)	—	—	(2,531,544)
(Gain) loss on disposal of assets	(7,244)	402,389	—	7,669	—	402,814
Change in fair value of derivative	—	—	—	—	(278,057)	(278,057)
Loss on early extinguishment of debt					8,989,786	8,989,786
Gain on sale of Monroe Cablevision	—	—	—	—	(21,600,189)	(21,600,189)

EBITDA	$9,287,455	$18,860,498	$2,657,876	$2,626,173	$(782,379)	$32,649,623

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues

          Total revenues for the three month period ended June 30, 2003 were $107.8 million, an increase of $1.7 million, or 1.6%, as compared to the same period of the prior year. This increase was attributable to cable revenue and broadcasting advertising revenue growth, partially offset by decreases in publishing and other communications revenue as discussed below.

          Cable Television. Cable revenue for the quarter was $27.4 million, an increase of $2.1 million, or 8.4%, as compared to the same period of 2002. The increase in cable revenue was principally the result of an increase of $5.22, to $60.11, in the average monthly revenue per basic subscriber, based on the average number of subscribers throughout the quarter. An increase in the monthly basic cable service charge and continued rollout of new services drove the increase in average monthly revenue per subscriber. Average monthly high-speed data revenue per customer of $45.34 decreased $1.27 as compared to the second quarter of 2002. This decrease is primarily due to digital packaging discounts offered as part of the aggressive digital marketing campaign launched during the third quarter of 2002. For the quarter ended June 30, 2003, average monthly digital revenue per home was $14.59, a decrease of $1.78 as compared to the same period of the prior year. This decrease is due to a change in the composition of the digital subscriber base. At the start of the digital launch, the subscriber base consisted primarily of early adopters who, on average, purchased higher tiers of digital service, whereas later subscribers opted, on average, for lower tiers of service, thereby reducing per-subscriber revenue. This shift in the subscriber base is a result of the aggressive marketing campaign mentioned above.

          Revenue generating units increased in the digital and high-speed data categories during the quarter ended June 30, 2003. Net digital additions totaled 2,118 during the quarter, resulting in 32,978 digital homes as of June 30, 2003. Net high-speed data additions totaled 1,115 during the quarter, resulting in 25,621 high-speed data customers as of June 30, 2003. Basic subscribers at the end of the period totaled 151,353, a decrease of 687 basic subscribers in the second quarter of 2003 due to an increase in non-pay disconnects and fewer installations in the Toledo system resulting from economic conditions offset by seasonal growth in the Erie County system.

          Newspaper Publishing. Publishing revenue for the quarter was $64.2 million, a decrease of $474,000, or 0.7%, as compared to the second quarter of 2002. The decrease consisted of a $248,000, or 0.5%, decrease in advertising revenue due primarily to a decrease in retail and classified advertising of $639,000, or 2.4%, and $1.3 million, or 6.6%, respectively, resulting from continued economic softness. These decreases were partially offset by an increase in national advertising of $1.3 million, or 18.7%. For the second quarter of 2003, circulation revenue decreased $229,000, or 1.9%, primarily due to a decrease in single copy revenue resulting from economic conditions and a decrease in the average earned rate per copy. Other revenue, which consists of third party and total market delivery, was consistent with the same quarter of the previous year.

          Television Broadcasting. Broadcasting revenue for the quarter was $10.2 million, an increase of $527,000, or 5.4%, as compared to the three months ended June 30, 2002. The increase in broadcasting revenue was due to an increase in local and political advertising revenue of $361,000 and $203,000, respectively, partially offset by an increase in agency commissions of $100,000. Combined regional and national advertising were consistent with prior periods.

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

          Other Communications. Other communications revenue for the quarter was $6.1 million, a decrease of $427,000, or 6.6%, as compared to same period of the prior year. This is partially due to a decrease in our security system sales revenue of $366,000, resulting from a planned reduction in the growth of our security business with the intent of improving operating margins and controlling capital investments. Telecom revenue for the quarter was $4.5 million, a decrease of $61,000, due to a planned decrease in long-distance revenue of $141,000, offset by an increase in telecom switched services revenue. During the second quarter of 2003, the telecom switched services revenue increased due to the net addition of 25 new telecom customers, representing a 4.1% increase in the customer base. Effective June 14, 2003, an incumbent carrier invoked the FCC order on reciprocal compensation rate reduction. As a result, we expect our telecom operation to recognize a net reduction in monthly reciprocal compensation revenue of approximately $65,000 from historical levels.

Operating Expenses

          Operating expenses for the quarter were $102.0 million, an increase of $3.0 million, or 3.1%, as compared to the second quarter of 2002. The increase in operating expense was attributable to increased publishing and cable expenses, offset by decreased broadcasting and other communications expenses.

          Cable Television. Cable operating expenses were $24.5 million, an increase of $2.1 million, or 9.6%, as compared to the same period of the prior year. The increase was primarily due to a $1.2 million, or 17.6%, increase in depreciation to $7.7 million. This increase in depreciation is attributable to the capital expenditures associated with the rebuild of our Toledo cable system and continued rollout of cable modems and digital cable service. In addition, depreciation expense for the Erie County system has been accelerated in anticipation of a first quarter 2004 rebuild completion date. Basic cable programming expenses increased $404,000, or 7.2%, to $6.0 million, due to price increases from programming suppliers. Programming expense for the digital tier increased $227,000, due to an increase in the number of digital subscribers as compared to the same quarter of the prior year.

          Newspaper Publishing. Publishing operating expenses were $62.3 million, an increase of $1.1 million, or 1.8%, from the three months ended June 30, 2002. The increase was partially due to a $193,000, or 2.6%, increase in the cost of newsprint and ink, resulting from a weighted-average price per ton increase of $26.79, or 6.2%, partially offset by a 3.3% decrease in consumption from the same period of the prior year. G&A expenses increased $367,000 primarily due to a favorable variance in bad debt expense recognized in the second quarter of 2002 resulting from cash collections on a significant retail account, which had been fully reserved. Other departmental operating costs increased primarily due to contractual wage increases. Depreciation expense increased $186,000 due to the completion of components of the Pittsburgh Post-Gazette facility upgrade project in 2003.

          Television Broadcasting. Broadcasting operating expenses were $8.9 million, a decrease of $17,000, or 0.2%, from the same period of the prior year. The decrease results primarily from decreases in general and administrative and broadcast film amortization expense of $290,000 and $74,000, respectively, partially offset by increases in programming and sales expenses of $135,000 and $117,000, respectively.

          Other Communications. Other communications operating expenses were $5.5 million, a decrease of $425,000, or 7.2%, from the same period of 2002. This variance is due to a decrease of $145,000, or 8.1%, in operating expenses related to security alarm system sales and monitoring caused by a decrease in sales volumes, as well as by cost control initiatives. Telecom operating expenses decreased $298,000, or 7.2%, due primarily to a decrease of $198,000 in long-distance expense.

Operating Income

          Operating income decreased $1.3 million as compared to the three months ended June 30, 2002. Cable operating income decreased $35,000 due to increases in depreciation and cable programming expenses, partially offset by revenue growth generated from rate increases and rollout of new services. Publishing operating income decreased $1.6 million, primarily due to decreases in advertising revenue and increased operating expenses as discussed above. Broadcasting operating income increased $545,000 due to increases in advertising revenue and flat operating expenses. Other communications operating income was consistent with the prior year. Corporate general and administrative expenses increased $252,000 from the prior year due to increases in salary expense, professional fees, and amortization of deferred financing costs.

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

Net Income

          For the three months ended June 30, 2003, the company reported a loss from continuing operations of $682,000, compared to a loss from continuing operations of $6.6 million reported for the same period of the prior year. This decrease in the loss from continuing operations is primarily due to a $9.0 million loss recognized in the second quarter of 2002 related to the early extinguishment of debt, partially offset by a decrease in the credit for income taxes of $2.3 million, which reflects the tax benefit of the extinguishment loss. The variance from prior year also reflects a decrease in operating income and a $218,000 increase in the expense attributable to the change in fair value of interest rate swaps, partially offset by a decrease in interest expense of $621,000.

          Effective May 31, 2003, the Company suspended operations of Community Communication Services, Inc. (CCS), an alternative advertising distribution company. Results of CCS are reported separately from results of continuing operations for all periods presented. Loss from discontinued operations net of tax decreased $111,000 from the prior year due to cost control measures and the discontinuation of operations in May. The Toledo Blade will fulfill the advertising needs of approximately 60% of CCS customers through the publishing group’s direct mail or total market delivery products.

          As a result of the foregoing, the company reported a net loss of $898,000 for the three months ended June 30, 2003, as compared to a net loss of $6.9 million for the same period of the prior year.

Depreciation and Amortization

          Depreciation and amortization increased $1.3 million, or 11.2%, as compared to the same period of the prior year. The increase was primarily due to asset additions resulting from the rebuild of our cable system in Toledo, accelerated depreciation expense on the Erie County system and other capital expenditures to maintain operating assets.

EBITDA

          EBITDA increased $247,000, or 1.3%, as compared to the three months ended June 30, 2002. A reconciliation of EBITDA to net income is provided above. EBITDA as a percentage of revenue for the quarter ended June 30, 2003 decreased to 17.6% from 17.7% for the three months ended June 30, 2002. The decrease in EBITDA as a percentage of revenue was primarily due to the increase in publishing and cable operating expenses, partially offset by the continued rollout of high margin advanced cable products and overall improvements in our telecom operations. Net loss as a percentage of revenue was 0.8% as of June 30, 2003, as compared to net loss as a percentage of revenue at June 30, 2002 of 6.5%. As discussed above, the second quarter of 2002 included a $5.8 million loss on early extinguishment of debt, net of tax.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues

          Total revenues for the six month period ended June 30, 2003 were $209.1 million, an increase of $1.2 million, or 0.6%, as compared to the same period of the prior year. This increase was attributable to cable revenue and broadcasting advertising revenue, partially offset by decreases in publishing and other communications revenue as discussed below.

          Cable Television. Cable revenue was $54.3 million, an increase of $3.9 million, or 7.8%, as compared to the same period of 2002. The increase in cable revenue was principally the result of an increase of $5.28, to $59.53, in the average monthly revenue per basic subscriber, based on the average number of subscribers throughout the period. An increase in the monthly basic cable service charge and continued rollout of new services drove the increase in average monthly revenue per subscriber. Average monthly high-speed data revenue per customer was $45.61, a decrease of $1.22, as compared to the first six months of 2002. This decrease is primarily due to digital packaging discounts offered as part of the aggressive digital marketing campaign launched during the third quarter of 2002. For the six months ended June 30, 2003, average monthly digital revenue per home was $14.85, a decrease of $1.56 as compared to the same period of the prior year. This decrease is due to a change in the composition of the digital subscriber base. At the start of the digital launch, the subscriber base consisted primarily of early adopters who, on average, purchased higher tiers of digital service, whereas later subscribers opted, on average, for lower tiers of service, thereby reducing per-subscriber revenue. This shift in the subscriber base is a result of the aggressive marketing campaign mentioned above.

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

          Revenue generating units increased in the digital and high-speed data categories during the six months ended June 30, 2003. Net digital additions totaled 6,886 for the period, resulting in 32,978 digital homes as of June 30, 2003. Net high-speed data additions totaled 3,056 for the period, resulting in 25,621 high-speed data customers. Basic subscribers at the end of the period totaled 151,353, a decrease of 1,039 basic subscribers in the six months ended June 30, 2003 due to an increase in non-pay disconnects and fewer installations in the Toledo system resulting from economic conditions offset by seasonal growth in the Erie County system.

          Newspaper Publishing. Publishing revenue was $123.6 million, a decrease of $2.6 million, or 2.0%, as compared to the same period of 2002. The decrease consisted of a $2.3 million, or 2.3%, decrease in advertising revenue due primarily to a decrease in retail and classified advertising of $1.8 million, or 3.6%, and $2.3 million, or 6.2%, respectively, resulting from continued economic softness. These decreases were partially offset by an increase in national advertising of $1.6 million, or 12.0%. For the first six months of 2003, circulation revenue decreased $315,000, or 1.3%, due to a decrease in single copy sales resulting from the impact of severe weather during the first quarter and continued economic softness. Other revenue, which consists of third party and total market delivery, was consistent with the same period of the previous year.

          Television Broadcasting. Broadcasting revenue was $19.3 million, an increase of $595,000, or 3.2%, as compared to the six months ended June 30, 2002. The increase in broadcasting revenue was due to an increase in local and national advertising revenue of $632,000, or 5.1%, and $159,000, or 2.5%, respectively, partially offset by a decrease in political advertising of $170,000.

          Other Communications. Other communications revenue was $12.0 million, a decrease of $758,000, or 5.9%, as compared to same period of the prior year. This is due to a decrease in our security system sales revenue of $961,000, resulting from a planned reduction in the growth of our security business with the intent of improving operating margins and controlling capital investments. Telecom revenue for the quarter was $9.0 million, an increase of $201,000 due to an increase in telecom switched services revenue of $514,000, partially offset by a planned decrease in long-distance revenue of $313,000. During the first six months of 2003, the telecom switched services revenue increased due to the net addition of 63 new telecom customers, representing an 11.0% increase in the customer base. Effective June 14, 2003, an incumbent carrier invoked the FCC order on reciprocal compensation rate reduction. As a result, we expect our telecom operation to recognize a net reduction in monthly reciprocal compensation revenue of approximately $65,000 from historical levels.

Operating Expenses

          Operating expenses for the first six months were $203.2 million, an increase of $3.9 million, or 2.0%, as compared to the first six months of 2002. The increase in operating expense was attributable to increased publishing, cable, broadcast, and corporate general and administrative expenses, offset by decreased other communications expenses.

          Cable Television. Cable operating expenses were $49.2 million, an increase of $4.0 million, or 8.9%, as compared to the same period of the prior year. The increase was primarily due to a $2.3 million, or 17.2%, increase in depreciation, to $15.6 million. This increase in depreciation is attributable to the capital expenditures associated with the rebuild of our Toledo cable system and continued rollout of cable modems and digital cable service. In addition, depreciation expense for the Erie County system has been accelerated in anticipation of a first quarter 2004 rebuild completion date. Basic cable programming expenses increased $760,000, or 6.7%, to $12.0 million, due to price increases from programming suppliers. Programming expense for the digital tier increased $470,000, due to an increase in the number of digital subscribers as compared to the same quarter of the prior year.

          Newspaper Publishing. Publishing operating expenses were $123.1 million, an increase of $350,000, or 0.3%, from the six months ended June 30, 2002. The increase was due to increases in circulation, advertising and production expense of $241,000, $173,000 and $92,000, respectively, primarily due to contractual wage increases. These increases are partially offset by a decrease in newsprint expense of $353,000, or 2.4%, resulting from a 3.4% decrease in consumption from the same period of the prior year, partially offset by an increase in the weighted-average price per ton of $1.83, or 0.4%.

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

          Television Broadcasting. Broadcasting operating expenses were $18.3 million, an increase of $273,000, or 1.5%, from the same period of the prior year. The increase results primarily from increases in programming, sales and depreciation expense of $288,000, $174,000 and $147,000 respectively, partially offset by decreases in general and administrative expenses of $293,000. Other savings resulted from overall cost control initiatives.

          Other Communications. Other communications operating expenses were $10.7 million, a decrease of $1.1 million, or 9.6%, from the same period of 2002. This variance is primarily due to a decrease of $709,000, or 17.4%, in operating expenses related to security alarm system sales and monitoring caused by a decrease in sales volumes, as well as by cost control initiatives. Telecom operating expenses decreased $454,000, or 5.7%, due primarily to a decrease of $318,000 in long-distance expense.

Operating Income

          Operating income decreased $2.7 million as compared to the six months ended June 30, 2002. Cable operating income decreased $98,000 due to increases in depreciation and cable programming expenses, partially offset by revenue growth generated from rate increases and rollout of new services. Publishing operating income decreased $2.9 million, primarily due to decreases in advertising revenue. Broadcasting operating income increased $322,000 due primarily to increases in advertising revenue. Other communications operating income increased $377,000 due to revenue growth and efficiencies recognized in the telecom operations. Corporate general and administrative expenses increased $380,000 from the prior year due to increases in salary expense, professional fees, and amortization of deferred financing costs.

Net Income

          For the six months ended June 30, 2003, the company reported a loss from continuing operations of $4.8 million, compared to income from continuing operations of $6.5 million reported for the same period of the prior year. The decrease in income from continuing operations is primarily due to a $21.6 million gain recognized in the first quarter of 2002 attributable to the like-kind exchange of Monroe Cablevision, partially offset by a $9.0 million loss recognized in the second quarter of 2002 related to the early extinguishment of debt and the tax effect of both transactions. The variance from prior year also reflects a decrease in operating income and a $2.5 million increase in the expense attributable to the change in fair value of interest rate swaps, partially offset by a decrease in interest expense of $422,000.

          Effective May 31, 2003, the Company suspended operations of Community Communication Services, Inc. (CCS), as discussed above. Results of CCS are reported separately from results of continuing operations for all periods presented. Loss from discontinued operations net of tax decreased $144,000 from the prior year due to cost control measures and the discontinuation of operations in May.

          As a result of the foregoing, the company reported a net loss of $5.1 million for the six months ended June 30, 2003, as compared to net income of $6.1 million for the same period of the prior year.

Depreciation and Amortization

          Depreciation and amortization increased $2.9 million, or 12.1%, as compared to the same period of the prior year. The increase in depreciation expense was primarily due to asset additions resulting from the rebuild of our cable system in Toledo, accelerated depreciation expense on the Erie County system and other capital expenditures to maintain operating assets. Amortization expense increased due to the intangibles recorded as a result of the like-kind exchange of Monroe Cablevision and an increase in deferred costs relating to the 2002 refinancing.

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

EBITDA

EBITDA decreased $285,000, or 0.9%, as compared to the six months ended June 30, 2002. A reconciliation of EBITDA to net income is provided above. EBITDA as a percentage of revenue decreased to 15.5% in the six months ended June 30, 2003, from 15.7% in the same period of the prior year. The decrease in EBITDA as a percentage of revenue was primarily due to the reduction in publishing advertising revenue resulting from the economic conditions during 2003, offset by the continued rollout of high margin advanced cable products, the increase in cable service charges and overall improvements in our telecom operations. Net loss as a percentage of revenue was 2.4% for the six months ended June 30, 2003, as compared to net income as a percentage of revenue at June 30, 2002 of 2.9%. As discussed above, the first six months of 2002 included a $13.5 million gain, net of tax, related to the like-kind exchange and a $5.8 million loss, net of tax, on early extinguishment of debt.

Liquidity and Capital Resources

          Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our senior credit facilities. The need for liquidity arises primarily from capital expenditures and interest payable on the senior subordinated notes and the senior credit facility.

          Net cash provided by operating activities was $23.0 million and $21.6 million for the six months ended June 30, 2003 and June 30, 2002, respectively. The net cash provided by operating activities is determined by adding back depreciation and amortization, and adjusting for other non-cash items. Cash used in investing activities was $24.2 million and $1.0 million for the six months ended June 30, 2003 and June 30, 2002, respectively. Cash used in investing activities in the first six months of 2002 is reduced by $12.1 million of proceeds from the sale of Monroe Cablevision. The remaining increase in 2003 investing activities is due to increase in capital expenditures discussed below.

          Our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facility. We made capital expenditures of $23.5 million and $13.6 million, including capital leases, for the six months ended June 30, 2003 and June 30, 2002, respectively. Capital expenditures for the six months ended June 30, 2003 were used primarily to begin the rebuild of the Erie County Cable system, continue the rebuild of the Bedford, MI system acquired from Comcast in the like-kind exchange, begin the first stages of the Pittsburgh Post-Gazette facility upgrade and maintain other operating assets. We expect to make capital expenditures of $47.5 million in the last two quarters of 2003. These include the continued rollout of advanced cable services, continued rebuild of the Erie County cable system, continuation of the Post-Gazette production facility upgrade and various other improvements to the publishing and broadcasting operations.

          In April 2002, we issued $175 million of 9¼% senior subordinated notes. The notes are guaranteed on a senior subordinated basis by substantially all of our subsidiaries. The proceeds were used to repay our existing senior term loan and senior notes and to prepay a portion of our existing senior revolving credit facility. As a result, we made $19.0 million in optional pre-payments on our long-term revolving credit agreements. In May 2002, we entered into new senior credit facilities totaling $200.0 million. The proceeds were used to refinance the remaining balance of the existing senior revolving credit facility and capital expenditures. The new senior credit facilities are guaranteed by substantially all of our present and future domestic subsidiaries and are collateralized by a pledge of substantially all of our and the guarantor subsidiaries’ material assets.

          Financing activities provided $5.8 million of cash for the six months ended June 30, 2003, compared to $4.4 million from the same period of the prior year. The financing activities in the first six months of 2003 includes a $10.0 million borrowing on the Term Loan A and a $3.6 million mandatory pre-payment on the senior credit facilities due to $7.1 million of excess cash flow generated during the year ended December 31, 2002. The expiration dates under Term Loan A required draws of $20.0 million prior to June 30, 2003, therefore the unborrowed portion of $10.0 million was cancelled on that date. During the first six months of 2002, financing activities reflect the complete refinancing discussed above. At June 30, 2003, the balances outstanding and available under our new senior credit facilities and subordinated notes were $255.7 million and $91.5 million, respectively, and the interest rate on the balance outstanding was 7.26%. At June 30, 2002, the balances outstanding and available under our senior credit facility and senior notes were $250.0 million and $112.8 million, respectively, and the interest rate on the balance outstanding was 8.03%. The decrease in the effective interest rate partially offset by an increase in the amount outstanding generated an overall decrease in interest expense of $422,000, or 4.0%.

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

          Our labor agreements with the eight unions representing employees of The Blade expired in March 2003. Negotiations are continuing with these unions and we are hopeful that we will reach successor labor agreements with them. However, we can give no assurance that such agreements will be reached. In the event we are unsuccessful in reaching successor agreements, management will evaluate all alternatives available at that time.

Quantitative and Qualitative Disclosure About Market Risk

          Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we have entered into interest rate swaps. As of June 30, 2003, our interest rate swap agreements expire in varying amounts through April 2009.

          The fair value of $80.7 million of our long-term debt approximates its carrying value as it bears interest at floating rates. As of June 30, 2003, the estimated fair value of our interest rate swap agreements was $2.5 million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. This is reflected in our financial statements as other non-current assets. Changes in the fair value of derivative financial instruments are recognized either in income or as an adjustment to the carrying value of the underlying debt depending on whether the derivative financial instruments qualify for hedge accounting. At June 30, 2003, we had $175.0 million outstanding on our 9¼% senior subordinated notes, with a carrying value of $186.1 million, as adjusted for the fair value hedge.

          As of June 30, 2003, we had entered into interest rate swaps that approximated $241.0 million, including the effect of any offsetting swaps, or 94.3%, of our borrowings under all of our credit facilities. The interest rate swaps consist of $121.0 million relating to our revolving credit and term loan agreements, and $175.0 million principal amount of the senior subordinated notes. In addition, we had entered into an interest rate swap agreement that has the economic effect of substantially offsetting $55.0 million of the swap agreements totaling $121.0 million. In the event of an increase in market interest rates, the change in interest expense would be dependent upon the weighted average outstanding borrowings and derivative instruments in effect during the reporting period following the increase. Based on our outstanding borrowings and interest rate swap agreements as of June 30, 2003, our exposure to interest rate risk is not material. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $147,000.

Recent Accounting Pronouncements

          In June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued and is effective for fiscal years beginning after June 15, 2002. The pronouncement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The adoption of this standard on January 1, 2003 has had no impact on the Company’s financial position or results of operations for the six months ended June 30, 2003.

          In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued and applies to fiscal years beginning after December 31, 2002. SFAS No. 146 requires certain costs associated with a restructuring, discontinued operation or plant closing to be recognized as incurred rather that at the date of commitment to an exit or disposal plan. The adoption of this standard on January 1, 2003 has had no impact on the Company’s financial position or results of operations for the six months ended June 30, 2003.

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

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

          In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation significantly changes previous practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in the in the Interpretation are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and can be reasonably estimated . The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payments under the guarantee is remote. The Interpretation’s disclosure requirements were effective for financial statements beginning in 2002. The Company does not currently guarantee indebtedness of any party outside of the consolidated group. Please refer to Note 6 for disclosures relating to guarantees within the consolidated group.

          In January 2003, the Financial Accounting Standards Board issued interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership or a majority voting interest in the entity. The adoption of FIN 46 has had no impact on the Company’s financial position or results of operations for the six months ended June 30, 2003.

Forward-Looking Statements

          Certain statements contained herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from expectations contained in such statements.

          Factors that may materially affect our future financial condition and results of operations, as well as any forward-looking statements, include economic and market conditions and many other factors beyond our control. For an additional discussion of risk factors relating to our future financial condition and results of operations, reference is made to the discussion under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K dated March 27, 2003.

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

Exhibit 31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed in the second quarter of 2003:

Form 8-K filed on May 13, 2003 – The Company issued a press release announcing earnings results for the quarter ended March 31, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCK COMMUNICATIONS, INC.
(Registrant)

Date: August 5, 2003	By:	/s/ Allan Block

Allan Block
Managing Director

Date: August 5, 2003	By:	/s/ Gary J. Blair

Gary J. Blair
Executive Vice President/
Chief Financial Officer