Form 10-Q
period 2003-09-30
BLOCK COMMUNICATIONS INC
filed 2003-11-12
CIK 1177238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003.

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Voting Common Stock , (par value $.10)	Non-voting Common Stock, (par value $.10)

29,400 shares as of November 7, 2003	428,613 shares as of November 7, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30	December 31
	2003	2002

	(unaudited)	(note 1)
Assets
Current assets:
Cash and cash equivalents	$9,328,138	$9,781,645
Receivables, less allowances for doubtful accounts and discounts of $3,877,000 and $3,552,000, respectively	38,054,589	45,454,639
Recoverable income taxes	8,265,836	9,029,371
Inventories	8,594,603	7,032,626
Prepaid expenses	3,104,422	4,498,401
Broadcast rights	6,175,214	6,546,678
Deferred income taxes	9,671,950	9,271,000

Total current assets	83,194,752	91,614,360
Property, plant and equipment:
Land and land improvements	12,411,095	12,255,696
Buildings and leasehold improvements	42,900,871	41,483,466
Machinery and equipment	222,334,875	215,180,502
Cable television distribution systems and equipment	205,015,647	195,399,291
Security alarm and video systems installation costs	7,003,315	6,591,940
Construction in progress	34,013,663	13,777,267

	523,679,466	484,688,162
Less allowances for depreciation and amortization	276,351,443	235,410,950

	247,328,023	249,277,212
Other assets:
Goodwill	51,987,021	51,987,021
Other intangibles, net of accumulated amortization	38,317,356	39,471,513
Cash value of life insurance	26,847,207	25,594,543
Deferred income taxes	20,021,228	16,659,000
Pension intangibles	11,931,764	11,931,764
Prepaid pension costs	3,371,125	2,437,798
Deferred financing costs	10,624,716	12,099,099
Broadcast rights, less current portion	4,783,573	6,676,317
Other	1,221,060	3,976,050

	169,105,050	170,833,105

	$499,627,825	$511,724,677

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30	December 31
	2003	2002

	(unaudited)	(note 1)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,500,190	$13,831,059
Salaries, wages and payroll taxes	15,965,476	19,046,005
Workers’ compensation and medical reserves	7,920,142	8,863,918
Other accrued liabilities	35,969,338	32,846,215
Current maturities of long-term debt	1,223,514	4,649,871

Total current liabilities	69,578,660	79,237,068
Long-term debt, less current maturities	264,769,465	255,786,939
Other long-term obligations	139,425,138	144,113,551
Minority interest	11,838,035	11,941,238
Stockholders’ equity:
5% Non-cumulative, non-voting Class A Stock, par value $100 a share (entitled in liquidation to $100 per share in priority over Common Stock)-15,680 shares authorized; 12,620 shares issued and outstanding	1,262,000	1,262,000
Common Stock, par value $.10 a share:
Voting Common Stock-29,400 shares authorized, issued and outstanding	2,940	2,940
Non-voting Common Stock-588,000 shares authorized; 428,613 and 427,786 shares issued and outstanding	42,861	42,779
Accumulated other comprehensive loss	(22,585,286)	(22,860,033)
Additional paid-in capital	1,058,687	771,274
Retained earnings	34,235,325	41,426,921

	14,016,527	20,645,881

	$499,627,825	$511,724,677

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2003	2002	2003	2002

Revenue:
Publishing	$60,028,762	$62,100,899	$183,666,594	$188,310,327
Cable	27,441,732	25,204,115	81,705,836	75,541,372
Broadcasting	8,927,978	9,439,506	28,210,365	28,126,969
Other Communications	5,483,234	6,499,480	17,443,592	19,217,490

	101,881,706	103,244,000	311,026,387	311,196,158
Expense:
Publishing	62,916,865	60,888,697	186,013,902	183,635,801
Cable	25,350,966	22,425,860	74,582,392	67,631,965
Broadcasting	9,021,176	8,589,109	27,302,938	26,598,294
Other Communications	5,359,794	5,872,134	16,074,191	17,721,018
Corporate general and administrative	1,511,632	1,512,473	3,348,451	2,969,548

	104,160,433	99,288,273	307,321,874	298,556,626

Operating income (loss)	(2,278,727)	3,955,727	3,704,513	12,639,532
Nonoperating income (expense):
Interest expense	(4,795,664)	(6,037,895)	(15,016,194)	(16,680,122)
Gain on disposition of Monroe Cablevision	—	(459,360)	—	21,140,829
Change in fair value of interest rate swaps	4,007,138	(2,472,043)	1,776,801	(2,193,986)
Loss on extinquishment of debt	—	—	—	(8,989,786)
Interest income	86,785	115,573	186,545	146,520

	(701,741)	(8,853,725)	(13,052,848)	(6,576,545)

Income (loss) from continuing operations before income taxes and minority interest	(2,980,468)	(4,897,998)	(9,348,335)	6,062,987
Provision (credit) for income taxes	(1,447,189)	(1,769,633)	(2,998,224)	2,611,512

Income (loss) from continuing operations before minority interest	(1,533,279)	(3,128,365)	(6,350,111)	3,451,475
Minority interest	78,646	(134,934)	103,203	(222,055)

Income (loss) from continuing operations	(1,454,633)	(3,263,299)	(6,246,908)	3,229,420
Loss from discontinued operations (including loss on disposal of $235,591 in 2003)	—	(186,325)	(445,658)	(929,573)
Income tax benefit	—	(76,393)	(151,524)	(381,125)

Loss on discontinued operations	—	(109,932)	(294,134)	(548,448)

Net income (loss)	$(1,454,633)	$(3,373,231)	$(6,541,042)	$2,680,972

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)

			Common Stock

	Class A Stock		Voting		Non-Voting

	Shares	Amount	Shares	Amount	Shares	Amount

Balances at January 1, 2003	12,620	$1,262,000	29,400	$2,940	427,786	$42,779
Net loss
Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $155,000)
Total comprehensive loss
Cash dividends declared:
Class A stock—$2.50 per share
Common Stock:
Voting—$1.35 per share
Non-voting—$1.35 per share
Executive stock incentives issued at $407.97 per share					1,808	180
Redemption of non-voting common shares at $458.50 per share					(981)	(98)

Balances at September 30, 2003	12,620	$1,262,000	29,400	$2,940	428,613	$42,861

Balances at January 1, 2002	12,620	$1,262,000	29,400	$2,940	427,786	$42,779
Net income
Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $190,875)
Total comprehensive income
Cash dividends declared:
Class A stock—$2.50 per share
Common Stock:
Voting—$1.40 per share
Non-voting—$1.40 per share

Balances at September 30, 2002	12,620	$1,262,000	29,400	$2,940	427,786	$42,779

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other	Additional
	Comprehensive	Paid-in	Retained
	Loss	Capital	Earnings	Total

Balances at January 1, 2003	$(22,860,033)	$771,274	$41,426,921	$20,645,881
Net loss			(6,541,042)	(6,541,042)
Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $155,000)	274,747			274,747

Total comprehensive loss				(6,266,295)
Cash dividends declared:
Class A stock—$2.50 per share			(31,550)	(31,550)
Common Stock:
Voting—$1.35 per share			(39,690)	(39,690)
Non-voting—$1.35 per share			(579,314)	(579,314)

			(650,554)	(650,554)
Executive stock incentives issued at $407.97 per share		737,103		737,283
Redemption of non-voting common shares at $458.50 per share		(449,690)		(449,788)

Balances at September 30, 2003	$(22,585,286)	$1,058,687	$34,235,325	$14,016,527

Balances at January 1, 2002	$(4,725,589)	$771,274	$40,229,696	$37,583,100
Net income			2,680,972	2,680,972
Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $190,875)	339,103			339,103

Total comprehensive income				3,020,075
Cash dividends declared:
Class A stock—$2.50 per share			(31,550)	(31,550)
Common Stock:
Voting—$1.40 per share			(41,160)	(41,160)
Non-voting—$1.40 per share			(598,901)	(598,901)

			(671,611)	(671,611)

Balances at September 30, 2002	$(4,386,486)	$771,274	$42,239,057	$39,931,564

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended
	September 30
	2003	2002

Operating activities
Net income (loss)	$(6,541,042)	$2,680,972
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	37,169,956	33,737,180
Amortization of intangibles and deferred charges	2,312,113	1,919,494
Amortization of broadcast rights	5,224,538	4,977,936
Payments for broadcast rights	(5,167,589)	(4,121,864)
Gain on sale of Monroe Cablevision	—	(21,140,829)
Loss on disposal of discontinued operation	235,591	—
Deferred income taxes (credit)	(3,918,177)	3,500,000
Provision for bad debts	1,289,173	1,033,655
Minority interest	(103,203)	222,055
Change in fair value of interest rate swaps	(1,776,801)	2,193,986
(Gain) loss on disposal of property and equipment	135,964	(571,220)
Write-off of deferred charges related to extinquished debt	—	2,697,784
Changes in operating assets and liabilities:
Receivables	6,110,877	4,116,003
Inventories	(1,576,913)	(1,769,368)
Prepaid expenses	1,393,979	1,542,510
Accounts payable	(5,330,872)	(833,469)
Salaries, wages, payroll taxes and other accrued liabilities	(3,459,799)	594,136
Other assets	3,939,020	(2,044,730)
Postretirement benefits and other long-term obligations	(1,044,700)	(2,454,918)

Net cash provided by operating activities	28,892,115	26,279,313
Investing activities
Additions to property, plant and equipment	(35,420,506)	(20,059,706)
Change in cash value of life insurance	(1,252,664)	(14,385,206)
Proceeds from sale of Monroe Cablevision	—	12,059,115
Proceeds from sale of investment	2,000,000	—
Proceeds from disposal of property and equipment	72,162	890,386

Net cash used in investing activities	(34,601,008)	(21,495,411)
Financing activities
Borrowings under new term loan agreement	10,000,000	75,000,000
Payments under new term loan agreement	(4,133,500)	—
Issuance of subordinated notes	—	175,000,000
Payments on long-term revolver	—	(92,500,000)
Payments on previous term loan	—	(75,187,500)
Payments on senior notes	—	(67,499,000)
Financing costs deferred	—	(10,768,413)
Proceeds from issuance of common stock	737,283	—
Payments on redemption of shares	(449,788)	—
Cash dividends paid	(650,554)	(671,611)
Payments on notes payable and capital leases	(248,055)	(400,606)

Net cash provided by financing activities	5,255,386	2,972,870

Increase (decrease) in cash and cash equivalents	(453,507)	7,756,772
Cash and cash equivalents at beginning of period	9,781,645	5,882,732

Cash and cash equivalents at end of period	$9,328,138	$13,639,504

Non-cash borrowings for equipment under capital lease	$76,856	$903,798

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BLOCK COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Block Communications, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the December 31, 2002 audited consolidated financial statements and footnotes thereto.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

New Accounting Standards

In June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued and is effective for fiscal years beginning after June 15, 2002. The pronouncement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The adoption of this standard on January 1, 2003 has had no impact on the Company’s financial position or results of operations for the nine months ended September 30, 2003.

In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued and applies to fiscal years beginning after December 31, 2002. SFAS No. 146 requires certain costs associated with a restructuring, discontinued operation or plant closing to be recognized as incurred rather that at the date of commitment to an exit or disposal plan. The adoption of this standard on January 1, 2003 has not materially impacted the Company’s financial position or results of operations for the nine months ended September 30, 2003.

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, was issued and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has previously adopted the fair value method of accounting for stock-based employee compensation. Therefore, all years presented reflect this method and no pro-forma disclosures are required.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

In January 2003, the Financial Accounting Standards Board issued interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership or a majority voting interest in the entity. The adoption of FIN 46 is expected to have no impact on the Company’s financial position or results of operations.

In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued and establishes standards for how an issuer classifies certain financial instruments with characteristics of both liabilities and equity by requiring that all financial instruments within the scope of the statement be classified as liabilities. The adoption of SFAS No. 150 has had no impact on the Company’s financial position or results of operations for the nine months ended September 30, 2003.

NOTE 2—DISCONTINUED OPERATIONS

As of May 31, 2003, the Company suspended operations of Community Communication Services, Inc. (CCS), an alternative advertising distribution company. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of CCS are reported separately from results of continuing operations for all periods presented. The reported loss from discontinued operations includes revenues of $135,274 for the three months ended September 30, 2002, and revenues of $151,258 and $422,456 for the nine months ended September 30, 2003 and 2002, respectively. Results for the nine-month period ended September 30, 2003 include a loss on disposal of the discontinued operations of $235,591. Previously, results of operations of CCS were included in the Other Communications segment.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 4—LONG-TERM DEBT

During the first nine months of 2003, the Company made $4,133,500 in payments on the outstanding Term Loan B, as required under the May 2002 credit agreement. On June 30, 2003 the Company borrowed $10,000,000 on Term Loan A under the same credit agreement. Effective September 30, 2003 the credit agreement was amended to transfer the $10,000,000 outstanding under Term Loan A to Term Loan B and to reduce the variable interest rate under Term Loan B by 50 basis points.

Long-term debt consists of the following:

	September 30,	December 31,
	2003	2002

Subordinated notes	$175,000,000	$175,000,000
Fair value adjustment of subordinated notes	7,519,583	7,658,715

Subordinated notes, as adjusted	182,519,583	182,658,715
Senior term loan	80,491,500	74,625,000
Capital leases	2,981,896	3,153,095

	265,992,979	260,436,810
Current maturities	1,223,514	4,649,871

	$264,769,465	$255,786,939

The Company is exposed to market risk arising from changes in interest rates and therefore participates in interest-rate swap contracts as it deems necessary to minimize interest expense while stabilizing cash flows. At September 30, 2003, the Company participates in seventeen interest–rate swap contracts relating to its long-term debt. Two of these contracts are accounted for as fair value hedges; therefore, changes in the fair value of these derivatives have no impact on the Company’s results of operations. These hedge contracts qualified for the short-cut method of evaluating effectiveness at the inception of the contract; therefore, continuing assessments of their effectiveness are not performed.

The remaining contracts either do not qualify for hedge accounting or the Company has not elected to implement hedge accounting. Accordingly, the Company has recognized a derivative valuation gain of $4,007,138 for the three months ended September 30, 2003 and a loss of $2,472,043 for the same period of the prior year. For the nine months ended September 30, 2003, the Company has recognized a derivative valuation gain of $1,776,801 and a loss of $2,193,986 for the same period of the prior year.

NOTE 5—OTHER LONG-TERM OBLIGATIONS

Other long-term obligations consist of the following:

	September 30,	December 31,
	2003	2002

Other postretirement benefits	$85,510,639	$83,365,000
Pension liabilities	31,747,737	36,171,121
Deferred compensation obligations	15,685,355	14,360,574
Broadcast rights payable	4,020,339	7,330,489
Other	2,461,068	2,886,367

	$139,425,138	$144,113,551

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 6—BUSINESS SEGMENT INFORMATION

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

	Three months ended		Nine months ended
	September 30		September 30

	2003	2002	2003	2002

Revenues:
Publishing	$60,810,746	$63,232,636	$186,230,004	$191,075,509
Intersegment	781,984	1,131,737	2,563,410	2,765,182

External Publishing	60,028,762	62,100,899	183,666,594	188,310,327
Cable	27,472,630	25,227,800	81,782,680	75,599,179
Intersegment	30,898	23,685	76,844	57,807

External Cable	27,441,732	25,204,115	81,705,836	75,541,372
Broadcasting	8,927,978	9,439,506	28,210,365	28,126,969
Other	5,483,234	6,499,480	17,443,592	19,217,490

	101,881,706	103,244,000	311,026,387	311,196,158
Operating income (loss):
Publishing	(2,172,013)	2,284,316	32,709	7,263,197
Intersegment	716,090	1,072,114	2,380,017	2,588,671

Net Publishing	(2,888,103)	1,212,202	(2,347,308)	4,674,526
Cable	1,366,066	1,665,492	4,665,657	5,202,338
Intersegment	(724,700)	(1,112,763)	(2,457,787)	(2,707,069)

Net Cable	2,090,766	2,778,255	7,123,444	7,909,407
Broadcasting	(93,198)	850,397	907,427	1,528,675
Corporate expenses	(1,511,632)	(1,512,473)	(3,348,451)	(2,969,548)
Other	123,440	627,346	1,369,401	1,496,472

	(2,278,727)	3,955,727	3,704,513	12,639,532
Nonoperating expense, net	(701,741)	(8,853,725)	(13,052,848)	(6,576,545)

Income (loss) from continuing operations before income taxes and minority interest	$(2,980,468)	$(4,897,998)	$(9,348,335)	$6,062,987

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 7—SUPPLEMENTAL GUARANTOR INFORMATION

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

CONSOLIDATING CONDENSED BALANCE SHEET
September 30, 2003

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Current assets	$28,446,028	$51,775,097	$1,801,404	$1,172,223	$83,194,752
Property, plant and equipment, net	24,869,451	216,845,907	5,634,390	(21,725)	247,328,023
Intangibles, net	4,172,171	57,864,759	28,068,958	198,489	90,304,377
Cash value of life insurance	26,617,959	229,248	—	—	26,847,207
Prepaid pension costs	—	3,371,125	—	—	3,371,125
Pension intangibles	1,442,550	10,489,214	—	—	11,931,764
Investments in subsidiaries	165,149,916	—	—	(165,149,916)	—
Other	19,814,132	16,836,445	—	—	36,650,577

	$270,512,207	$357,411,795	$35,504,752	$(163,800,929)	$499,627,825

Liabilities and stockholders’ equity:
Current liabilities	$17,999,296	$50,029,315	$373,236	$1,176,813	$69,578,660
Long-term debt	264,769,465	—	—	—	264,769,465
Other long-term obligations	1,690,138	230,060,299	—	(92,325,299)	139,425,138
Minority interest	—	—	—	11,838,035	11,838,035
Stockholders’ equity	(13,946,692)	77,322,181	35,131,516	(84,490,478)	14,016,527

	$270,512,207	$357,411,795	$35,504,752	$(163,800,929)	$499,627,825

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 7—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 7—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended September 30, 2003

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$20,367,935	$83,848,823	$1,485,276	$(3,820,328)	$101,881,706
Expenses	21,772,534	84,139,973	1,724,310	(3,476,384)	104,160,433

Operating loss	(1,404,599)	(291,150)	(239,034)	(343,944)	(2,278,727)
Nonoperating income (expense)	(713,135)	10,683	711	—	(701,741)

Loss from continuing operations before income tax and minority interest	(2,117,734)	(280,467)	(238,323)	(343,944)	(2,980,468)
Credit for income taxes	(1,131,708)	(315,481)	—	—	(1,447,189)

Income (loss) from continuing operations before minority interest	(986,028)	35,014	(238,323)	(343,944)	(1,533,279)
Minority interest	—	—	—	78,646	78,646

Income (loss) from continuing operations	(986,028)	35,014	(238,323)	(265,298)	(1,454,633)
Loss from discontinued operations, net	—	—	—	—	—

Net income (loss)	$(986,028)	$35,014	$(238,323)	$(265,298)	$(1,454,633)

CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended September 30, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$20,810,725	$83,201,514	$2,006,458	$(2,774,697)	$103,244,000
Expenses	21,591,068	78,630,410	1,602,578	(2,535,783)	99,288,273

Operating income (loss)	(780,343)	4,571,104	403,880	(238,914)	3,955,727
Nonoperating income (expense)	(8,860,176)	1,439	5,012	—	(8,853,725)

Income (loss) from continuing operations before income tax and minority interest	(9,640,519)	4,572,543	408,892	(238,914)	(4,897,998)
Provision (credit) for income taxes	(3,600,091)	1,830,458	—	—	(1,769,633)

Income (loss) from continuing operations before minority interest	(6,040,428)	2,742,085	408,892	(238,914)	(3,128,365)
Minority interest	—	—	—	(134,934)	(134,934)

Income (loss) from continuing operations	(6,040,428)	2,742,085	408,892	(373,848)	(3,263,299)
Loss from discontinued operations, net	—	(109,932)	—	—	(109,932)

Net income (loss)	$(6,040,428)	$2,632,153	$408,892	$(373,848)	$(3,373,231)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 7—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF INCOME
Nine Months Ended September 30, 2003

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$62,062,165	$253,671,745	$4,679,312	$(9,386,835)	$311,026,387
Expenses	64,163,933	247,159,609	4,991,015	(8,992,683)	307,321,874

Operating income (loss)	(2,101,768)	6,512,136	(311,703)	(394,152)	3,704,513
Nonoperating income (expense)	(13,061,145)	9,331	(1,034)	—	(13,052,848)

Income (loss) from continuing operations before income tax and minority interest	(15,162,913)	6,521,467	(312,737)	(394,152)	(9,348,335)
Provision (credit) for income taxes	(4,960,272)	1,962,048	—	—	(2,998,224)

Income (loss) from continuing operations before minority interest	(10,202,641)	4,559,419	(312,737)	(394,152)	(6,350,111)
Minority interest	—	—	—	103,203	103,203

Income (loss) from continuing operations	(10,202,641)	4,559,419	(312,737)	(290,949)	(6,246,908)
Loss from discontinued operations, net	—	(294,134)	—	—	(294,134)

Net income (loss)	$(10,202,641)	$4,265,285	$(312,737)	$(290,949)	$(6,541,042)

CONSOLIDATING CONDENSED STATEMENT OF INCOME
Nine Months Ended September 30, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$60,916,840	$252,131,021	$5,570,622	$(7,422,325)	$311,196,158
Expenses	62,656,881	238,623,191	4,910,014	(7,633,460)	298,556,626

Operating income (loss)	(1,740,041)	13,507,830	660,608	211,135	12,639,532
Nonoperating income (expense)	(6,594,767)	5,935	12,287	—	(6,576,545)

Income (loss) from continuing operations before income tax and minority interest	(8,334,808)	13,513,765	672,895	211,135	6,062,987
Provision (credit) for income taxes	(3,064,749)	5,676,261	—	—	2,611,512

Income (loss) from continuing operations before minority interest	(5,270,059)	7,837,504	672,895	211,135	3,451,475
Minority interest	—	—	—	(222,055)	(222,055)

Income (loss) from continuing operations	(5,270,059)	7,837,504	672,895	(10,920)	3,229,420
Loss from discontinued operations, net	—	(548,448)	—	—	(548,448)

Net income (loss)	$(5,270,059)	$7,289,056	$672,895	$(10,920)	$2,680,972

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 7—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2003

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(13,963,970)	$42,688,003	$555,379	$(387,297)	$28,892,115
Additions to property, plant and equipment	(965,153)	(34,319,304)	(530,201)	394,152	(35,420,506)
Other investing activities	758,656	60,842	—	—	819,498

Net cash provided by (used in) investing activities	(206,497)	(34,258,462)	(530,201)	394,152	(34,601,008)
Borrowings on term loan	10,000,000	—	—	—	10,000,000
Payments on term loan	(4,133,500)	—	—	—	(4,133,500)
Other financing activity	7,715,277	(8,319,536)	—	(6,855)	(611,114)

Net cash provided by (used in) financing activities	13,581,777	(8,319,536)	—	(6,855)	5,255,386

Increase (decrease) in cash and equivalents	(588,690)	110,005	25,178	—	(453,507)
Cash and equivalents at beginning of period	8,854,800	455,633	471,212	—	9,781,645

Cash and equivalents at end of period	$8,266,110	$565,638	$496,390	$—	$9,328,138

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 7—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

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

Overview

     We are a privately held diversified media company with our primary operations in cable television, newspaper publishing and television broadcasting. We provide cable television service to the greater Toledo, Ohio metropolitan area (Buckeye CableSystem) and the Sandusky, Ohio area (Erie County CableSystem). At December 31, 2002, we had approximately 152,000 subscribers. We publish two daily metropolitan newspapers, the Pittsburgh Post-Gazette in Pittsburgh, Pennsylvania, and The Blade in Toledo, Ohio, each of which is the leading publication in its market. The aggregate average daily and Sunday paid circulation of our two newspapers is approximately 385,100 and 601,400, respectively, as of December 31, 2002. We own and operate four television stations: two in Louisville, Kentucky, and one each in Boise, Idaho and Lima, Ohio; and we are a two-thirds owner of a television station in Decatur, Illinois. We also have other communication operations including a telecom business and a commercial and residential security business.

     Since our diversified media operations include several advertising dependent companies, our financial performance is significantly impacted by advertising revenues. In general, advertising revenue is highest in the fourth quarter, due in part to increases in retail advertising in the period leading up to and including the holiday season. In addition, broadcasting advertising revenues are generally higher in even-numbered election years due to political advertising.

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

General

     For the nine months ended September 30, 2003, we had revenues, operating income and a net loss from continuing operations of $311.0 million, $3.7 million and $6.2 million, respectively. This represents a decrease in revenues of $170,000 and a decrease in operating income of $8.9 million as compared to the nine months ended September 30, 2002.

     Set forth below are the operating results and a reconciliation of net income to EBITDA for the three and nine month periods ended September 30, 2003 and 2002.

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

Block Communications, Inc. and Subsidiaries

Results of Operations (unaudited)

	Three months ended September 30,

	2003		2002

Revenue:
Publishing	$60,028,762	58.9%	$62,100,899	60.1%
Cable	27,441,732	26.9	25,204,115	24.4
Broadcasting	8,927,978	8.8	9,439,506	9.1
Other Communications	5,483,234	5.4	6,499,480	6.3

	101,881,706	100.0	103,244,000	100.0
Expense:
Publishing	62,916,865	61.8	60,888,697	59.0
Cable	25,350,966	24.9	22,425,860	21.7
Broadcasting	9,021,176	8.9	8,589,109	8.3
Other Communications	5,359,794	5.3	5,872,134	5.7
Corporate general and administrative	1,511,632	1.5	1,512,473	1.5

	104,160,433	102.2	99,288,273	96.2

Operating income (loss)	(2,278,727)	-2.2%	3,955,727	3.8%
Nonoperating income (expense):
Interest expense	(4,795,664)		(6,037,895)
Loss on disposition of Monroe Cablevision	—		(459,360)
Change in fair value of interest rate swaps	4,007,138		(2,472,043)
Interest income	86,785		115,573

	(701,741)		(8,853,725)

Loss from continuing operations before income taxes and minority interest	(2,980,468)		(4,897,998)
Credit for income taxes	(1,447,189)		(1,769,633)
Minority interest	78,646		(134,934)

Loss from continuing operations	(1,454,633)		(3,263,299)
Loss from discontinued operations, net	—		(109,932)

Net loss	(1,454,633)		(3,373,231)
Add:
Interest expense	4,795,664		6,037,895
Provision for income taxes	(1,447,189)		(1,846,026)
Depreciation	12,284,170		11,459,351
Amortization of intangibles and deferred charges	771,577		626,042
Amortization of broadcast rights	1,828,665		1,655,247
Loss on disposal of property and equipment	93,278		(974,034)
Change in fair value of interest rate swaps	(4,007,138)		2,472,043
Loss on disposition of Monroe Cablevision	—		459,360
Less:
Payments on broadcast rights	(1,769,823)		(1,590,320)

EBITDA	$11,094,571		$14,926,327

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

Block Communications, Inc. and Subsidiaries

Results of Operations (unaudited)

	Nine months ended September 30,

	2003		2002

Revenue:
Publishing	$183,666,594	59.1%	$188,310,327	60.5%
Cable	81,705,836	26.3	75,541,372	24.3
Broadcasting	28,210,365	9.1	28,126,969	9.0
Other Communications	17,443,592	5.6	19,217,490	6.2

	311,026,387	100.0	311,196,158	100.0
Expense:
Publishing	186,013,902	59.8	183,635,801	59.0
Cable	74,582,392	24.0	67,631,965	21.7
Broadcasting	27,302,938	8.8	26,598,294	8.5
Other Communications	16,074,191	5.2	17,721,018	5.7
Corporate general and administrative	3,348,451	1.1	2,969,548	1.0

	307,321,874	98.8	298,556,626	95.9

Operating income	3,704,513	1.2%	12,639,532	4.1%
Nonoperating income (expense):
Interest expense	(15,016,194)		(16,680,122)
Gain on disposition of Monroe Cablevision	—		21,140,829
Loss on early extinguishment of debt	—		(8,989,786)
Change in fair value of interest rate swaps	1,776,801		(2,193,986)
Interest income	186,545		146,520

	(13,052,848)		(6,576,545)

Income (loss) from continuing operations before income taxes and minority interest	(9,348,335)		6,062,987
Provision (credit) for income taxes	(2,998,224)		2,611,512
Minority interest	103,203		(222,055)

Income (loss) from continuing operations	(6,246,908)		3,229,420
Loss from discontinued operations, net	(294,134)		(548,448)

Net income (loss)	(6,541,042)		2,680,972
Add:
Interest expense	15,016,194		16,680,122
Provision (credit) for income taxes	(3,149,748)		2,230,387
Depreciation	37,169,956		33,737,180
Amortization of intangibles and deferred charges	2,312,113		1,919,494
Amortization of broadcast rights	5,224,538		4,977,936
Loss (gain) on disposal of property and equipment	135,964		(571,220)
Change in fair value of interest rate swaps	(1,776,801)		2,193,986
Loss on disposal of discontinued operations	235,591		—
Loss on early extinguishment of debt	—		8,989,786
Gain on disposal of Monroe Cablevision	—		(21,140,829)
Less:
Payments on broadcast rights	(5,167,589)		(4,121,864)

EBITDA	$43,459,176		$47,575,950

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

Set forth below is a reconciliation of net income to EBITDA by operating segment for the three and nine month periods ended September 30, 2003 and 2002.

Block Communications, Inc. and Subsidiaries
Reconciliation of Net Income to EBITDA by Segment

	Publishing	Cable	Broadcasting	Other	Corporate	Consolidated

	Three months ended September 30, 2003
Net income (loss)	$(1,949,271)	$1,403,788	$(93,661)	$203,255	$(1,018,744)	$(1,454,633)
Adjustments to net income (loss):
Interest expense	49,102	—	—	—	4,746,562	4,795,664
Provision (credit) for income taxes	(987,199)	687,966	87,766	(79,815)	(1,155,907)	(1,447,189)
Depreciation	2,485,218	8,049,246	720,625	1,029,081	—	12,284,170
Amortization of intangibles and deferred charges	88,283	184,890	4,234	—	494,170	771,577
Amortization of broadcast rights	—	72,770	1,755,895	—	—	1,828,665
Film payments	—	(68,219)	(1,701,604)	—	—	(1,769,823)
(Gain) loss on disposal of assets	(27,875)	21,248	66,247	33,658	—	93,278
Change in fair value of derivative	—	—	—	—	(4,007,138)	(4,007,138)

EBITDA	$(341,742)	$10,351,689	$839,502	$1,186,179	$(941,057)	$11,094,571

	Three months ended September 30, 2002
Net income (loss)	$250,556	$1,830,047	$537,403	$456,072	$(6,447,309)	$(3,373,231)
Adjustments to net income (loss):
Interest expense	42,720	—	—	—	5,995,175	6,037,895
Provision (credit) for income taxes	919,145	949,647	183,072	(15,051)	(3,882,839)	(1,846,026)
Depreciation	2,754,000	7,083,867	617,972	1,003,512	—	11,459,351
Amortization of intangibles and deferred charges	88,167	28,731	9,785	—	499,359	626,042
Amortization of broadcast rights	—	85,512	1,569,735	—	—	1,655,247
Film payments	—	(43,107)	(1,547,213)	—	—	(1,590,320)
(Gain) loss on disposal of assets	531	(986,303)	—	11,738	—	(974,034)
Change in fair value of derivative	—	—	—	—	2,472,043	2,472,043
Loss on early extinquishment of debt	—	—	—	—	459,360	459,360

EBITDA	$4,055,119	$8,948,394	$1,370,754	$1,456,271	$(904,211)	$14,926,327

	Nine months ended September 30, 2003
Net income (loss)	$(2,309,203)	$4,905,605	$549,870	$1,231,480	$(10,918,794)	$(6,541,042)
Adjustments to net income (loss):
Interest expense	147,821	—	—	—	14,868,373	15,016,194
Provision (credit) for income taxes	(184,994)	2,221,035	467,672	(307,737)	(5,345,724)	(3,149,748)
Depreciation	8,217,216	23,622,521	2,160,332	3,169,887	—	37,169,956
Amortization of intangibles and deferred charges	264,617	554,672	12,704	—	1,480,120	2,312,113
Amortization of broadcast rights	—	226,696	4,997,842	—	—	5,224,538
Film payments	—	(240,105)	(4,927,484)	—	—	(5,167,589)
(Gain) loss on disposal of assets	(37,375)	66,750	73,115	33,474	—	135,964
Change in fair value of derivative	—	—	—	—	(1,776,801)	(1,776,801)
Loss on disposal of discontinued operation	—	—	—	235,591	—	235,591

EBITDA	$6,098,082	$31,357,174	$3,334,051	$4,362,695	$(1,692,826)	$43,459,176

	Nine months ended September 30, 2002
Net income (loss)	$1,620,249	$4,897,917	$963,827	$1,118,081	$(5,919,102)	$2,680,972
Adjustments to net income (loss):
Interest expense	129,694	—	—	—	16,550,428	16,680,122
Provision (credit) for income taxes	2,924,843	3,016,022	356,483	(551,182)	(3,515,779)	2,230,387
Depreciation	8,410,000	20,366,572	1,910,608	3,050,000	—	33,737,180
Amortization of intangibles and deferred charges	264,501	28,731	25,204	446,138	1,154,920	1,919,494
Amortization of broadcast rights	—	233,951	4,743,985	—	—	4,977,936
Film payments	—	(150,387)	(3,971,477)	—	—	(4,121,864)
(Gain) loss on disposal of assets	(6,713)	(583,914)	—	19,407	—	(571,220)
Change in fair value of derivative	—	—	—	—	2,193,986	2,193,986
Loss on early extinquishment of debt					8,989,786	8,989,786
Gain on sale of Monroe Cablevision	—	—	—	—	(21,140,829)	(21,140,829)

EBITDA	$13,342,574	$27,808,892	$4,028,630	$4,082,444	$(1,686,590)	$47,575,950

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

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues

     Total revenue for the three month period ended September 30, 2003 was $101.9 million, a decrease of $1.4 million, or 1.3%, as compared to the same period of the prior year. This decrease was attributable to reductions in publishing, broadcasting and other communications revenue, partially offset by cable revenue growth as discussed below.

     Cable Television. Cable revenue for the quarter was $27.4 million, an increase of $2.2 million, or 8.9%, as compared to the same period of 2002. The increase in cable revenue was principally the result of an increase of $5.73, to $60.46, in the average monthly revenue per basic subscriber, based on the average number of subscribers throughout the quarter. An increase in the monthly basic cable service charge and continued rollout of new services drove the increase in average monthly revenue per subscriber. Average monthly high-speed data revenue per customer of $45.43 decreased $.53 as compared to the third quarter of 2002. This decrease is primarily due to digital packaging discounts offered as part of the aggressive digital tiers marketing campaign launched during the last half of the third quarter of 2002. For the quarter ended September 30, 2003, average monthly digital revenue per home was $14.12, a decrease of $.39 as compared to the same period of the prior year. This decrease is due to a change in the composition of the digital subscriber base. At the start of the digital launch, the subscriber base consisted primarily of early adopters who, on average, purchased higher tiers of digital service, whereas, later subscribers opted, on average, for lower tiers of service, thereby reducing per-subscriber revenue. This shift in the subscriber base is the result of the aggressive marketing campaign mentioned above.

     Revenue generating units increased in the digital and high-speed data categories during the quarter ended September 30, 2003. Net digital additions totaled 2,708 during the quarter, resulting in 35,686 digital homes as of September 30, 2003. Net high-speed data additions totaled 1,930 during the quarter, resulting in 27,551 high-speed data customers as of September 30, 2003. Basic subscribers at the end of the period totaled 151,243, a decrease of 110 basic subscribers in the third quarter of 2003 due to a slight increase in the Toledo system resulting from a fall campaign promoting a bundled package, offset by seasonal decline in the Erie County system.

     Newspaper Publishing. Publishing revenue for the quarter was $60.0 million, a decrease of $2.1 million, or 3.3%, as compared to the third quarter of 2002. The decrease consisted of a $1.8 million, or 3.7%, decrease in advertising revenue due primarily to decreases in retail and classified advertising of $1.4 million, or 5.7%, and $1.6 million, or 8.4%, respectively, resulting from continued economic softness, offset by an increase in national advertising of $87,000, or 1.4%. Other advertising, net of trade expense, increased $1.0 million as compared to the three months ended September 30, 2002. For the third quarter of 2003, circulation revenue decreased $211,000, or 1.7%, primarily due to a decrease in home-delivery revenue resulting from an increase in subscription stops attributable to economic conditions and a decrease in the average earned rate per copy. Other revenue, which consists of third party and total market delivery, was consistent with the same quarter of the previous year.

     Television Broadcasting. Broadcasting revenue for the quarter was $8.9 million, a decrease of $512,000, or 5.4%, as compared to the three months ended September 30, 2002. The decrease in broadcasting revenue was due to decreases in national and political advertising of $395,000 and $369,000, respectively, partially offset by an increase in local advertising of $194,000.

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

     Other Communications. Other communications revenue for the quarter was $5.5 million, a decrease of $1.0 million, or 15.6%, as compared to same period of the prior year. This is partially due to a decrease in our security system sales revenue of $792,000, resulting from a planned reduction in the growth of our security business with the intent of improving operating margins and controlling capital investments. Telecom revenue for the quarter was $4.3 million, a decrease of $225,000, due to a planned decrease in long-distance revenue of $163,000 and a $62,000 decrease in switched services revenue. Effective June 14, 2003, an incumbent LEC invoked the FCC order on reciprocal compensation rate reduction. As a result, our telecom operation recognized a net reduction in reciprocal compensation revenue specifically attributable to the FCC order of approximately $65,000 per month from recent historical levels. This reduction in reciprocal compensation revenue was partially offset by revenue growth resulting from a 2.5% increase in the customer base during the third quarter of 2003, caused by the net addition of 16 new telecom customers.

Operating Expenses

     Operating expenses for the quarter were $104.2 million, an increase of $4.9 million, or 4.9%, as compared to the third quarter of 2002. The increase in operating expense was attributable to increased publishing, cable, and broadcasting expenses, offset by decreased expenses within the other communications segment.

     Cable Television. Cable operating expenses were $25.4 million, an increase of $2.9 million, or 13.0%, as compared to the same period of the prior year. The increase was primarily due to a $1.4 million, or 66.8%, increase in general and administrative expenses and a $965,000, or 13.6%, increase in depreciation. General and administrative expenses increased due to increases in personal property tax, worker’s compensation expense, expense related to employee pension benefits, a gain recognized on the disposal of assets during the third quarter of 2002, and an overall increase in property and casualty insurance rates. The increase in depreciation is attributable to the capital expenditures associated with the rebuild of our Toledo cable system and continued rollout of cable modems and digital cable service, as well as, acceleration of depreciation expense for the Erie County system in anticipation of a first quarter 2004 rebuild completion date. Basic cable programming expenses increased $551,000, or 10.2%, to $6.0 million, due to price increases from programming suppliers. Programming expense for the digital tier increased $246,000, due to an increase in the number of digital subscribers as compared to the same quarter of the prior year.

     Newspaper Publishing. Publishing operating expenses were $62.9 million, an increase of $2.0 million, or 3.3%, from the three months ended September 30, 2002. The increase was partially due to a $424,000, or 5.9%, increase in the cost of newsprint and ink, resulting from a weighted-average price per ton increase of $50.63, or 12.0%, partially offset by a 5.6% decrease in consumption from the same period of the prior year. Departmental operating costs increased primarily due to contractual wage increases and general and administrative expenses increased due to additional expense related to employee pension benefits.

     Television Broadcasting. Broadcasting operating expenses were $9.0 million, an increase of $432,000, or 5.0%, from the same period of the prior year. The increase results primarily from increases in general and administrative, broadcast film amortization, and depreciation expense of $147,000, $186,000, and $103,000, respectively.

     Other Communications. Other communications operating expenses were $5.4 million, a decrease of $512,000, or 8.7%, from the same period of 2002. This variance is primarily due to a decrease of $532,000, or 26.1%, in operating expenses related to security alarm system sales and monitoring caused by a planned decrease in sales volumes, as well as by cost control initiatives. Telecom operating expenses increased $43,000, or 1.1%, due to inflationary increases in departmental expenses partially offset by a decrease of $155,000 in long-distance expense.

Operating Income

     Operating income decreased $6.2 million as compared to the three months ended September 30, 2002. Cable operating income decreased $687,000 due to overall increases in general and administrative expenses, depreciation and cable programming expenses, partially offset by revenue growth generated from rate increases and rollout of new services. Publishing operating income decreased $4.1 million, primarily due to decreases in advertising revenue and increased operating expenses as discussed above. Broadcasting operating income decreased $944,000 due to decreases in advertising revenue, primarily national and political, and increased operating expenses. Other communications operating income decreased $504,000 due to decreased security system sales partially offset by decreased operating expenses. Corporate general and administrative expenses were consistent with the three months ended September 30, 2002.

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

Net Income

     For the three months ended September 30, 2003, the company reported a loss from continuing operations of $1.5 million, compared to a loss from continuing operations of $3.3 million reported for the same period of the prior year. This decrease in the loss from continuing operations is primarily due to a decrease in interest expense of $1.2 million and a favorable variance of $6.5 million on the change in fair value of interest-rate swaps. The change in fair value of interest-rate swaps for the three months ended September 30, 2003 includes a $2.6 million derivative valuation gain related to an interest-rate swap contract that was liquidated in the third quarter. These favorable variances from prior year were partially offset by the decrease in operating income of $6.2 million.

     Effective May 31, 2003, the Company suspended operations of Community Communication Services, Inc. (CCS), an alternative advertising distribution company. Results of CCS are reported separately from results of continuing operations for all periods presented. Loss from discontinued operations net of tax decreased $110,000 from the prior year due to the discontinuation of operations in May. The Toledo Blade will fulfill the advertising needs of approximately 60% of CCS customers through the publishing group’s direct mail or total market delivery products.

     As a result of the foregoing, the company reported a net loss of $1.5 million for the three months ended September 30, 2003, as compared to a net loss of $3.4 million for the same period of the prior year.

Depreciation and Amortization

     Depreciation and amortization increased $970,000, or 8.0%, as compared to the same period of the prior year. The increase was primarily due to asset additions resulting from the rebuild of our cable system in Toledo, accelerated depreciation expense on the Erie County system and other capital expenditures to maintain operations.

EBITDA

     EBITDA decreased $3.8 million, or 25.7%, as compared to the three months ended September 30, 2002. A reconciliation of EBITDA to net income is provided above. EBITDA as a percentage of revenue for the quarter ended September 30, 2003 decreased to 10.9% from 14.5% for the three months ended September 30, 2002. The decrease in EBITDA as a percentage of revenue was primarily due to the increase in publishing and cable operating expenses and a decrease in publishing revenue, partially offset by the continued rollout of high margin advanced cable products. Net loss as a percentage of revenue was 1.4% as of September 30, 2003, as compared to net loss as a percentage of revenue at September 30, 2002 of 3.3%.

     Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues

     Total revenue for the nine month period ended September 30, 2003 was $311.0 million, a decrease of $170,000, or 0.1%, as compared to the same period of the prior year. This decrease was attributable to decreases in publishing and other communications revenue, partially offset by increases in cable revenue and broadcasting advertising revenue discussed below.

     Cable Television. Cable revenue was $81.7 million, an increase of $6.2 million, or 8.2%, as compared to the same period of 2002. The increase in cable revenue was principally the result of an increase of $5.44, to $59.82, in the average monthly revenue per basic subscriber, based on the average number of subscribers throughout the period. An increase in the monthly basic cable service charge and continued rollout of new services drove the increase in average monthly revenue per subscriber. Average monthly high-speed data revenue per customer was $45.47, a decrease of $.87, as compared to the first nine months of 2002. This decrease is primarily due to digital packaging discounts offered as part of the aggressive digital tiers marketing campaign launched during the last half of the third quarter of 2002. For the nine months ended September 30, 2003, average monthly digital revenue per home was $14.60, a decrease of $.50 as compared to the same period of the prior year. This decrease is due to a change in the composition of the digital subscriber base. At the start of the digital launch, the subscriber base consisted primarily of early adopters who, on average, purchased higher tiers of digital service, whereas, later subscribers opted, on average, for lower tiers of service, thereby reducing per-subscriber revenue. This shift in the subscriber base is the result of the aggressive marketing campaign mentioned above.

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

     Revenue generating units increased in the digital and high-speed data categories during the nine months ended September 30, 2003. Net digital additions totaled 9,594 for the period, resulting in 35,686 digital homes as of September 30, 2003. Net high-speed data additions totaled 4,986 for the period, resulting in 27,551 high-speed data customers. Basic subscribers at the end of the period totaled 151,243, a decrease of 1,149 basic subscribers in the nine months ended September 30, 2003 due to weak economic conditions resulting in an increase in non-pay disconnects and fewer installations primarily in the Toledo system.

     Newspaper Publishing. Publishing revenue was $183.7 million, a decrease of $4.6 million, or 2.5%, as compared to the same period of 2002. The decrease consisted of a $4.1 million, or 2.7%, decrease in advertising revenue due primarily to a decrease in retail and classified advertising of $3.3 million, or 4.3%, and $3.9 million, or 6.9%, respectively, resulting from continued economic softness. These decreases were partially offset by an increase in national advertising of $1.7 million, or 8.7%. For the first nine months of 2003, circulation revenue decreased $526,000, or 1.4%, due to a decrease in single copy sales resulting from the impact of severe weather during the first quarter and a decrease in home-delivery revenue attributable to the continued economic softness. Other revenue, which consists of third party and total market delivery, was consistent with the same period of the previous year.

     Television Broadcasting. Broadcasting revenue was $28.2 million, an increase of $83,000, or 0.3%, as compared to the nine months ended September 30, 2002. The increase in broadcasting revenue was due to an increase in local advertising revenue of $826,000, or 4.4%, partially offset by a decrease in national and political advertising of $236,000 and $539,000, respectively.

     Other Communications. Other communications revenue was $17.4 million, a decrease of $1.8 million, or 9.2%, as compared to same period of the prior year. This is partially due to a decrease in our security system sales revenue of $1.8 million, resulting from a planned reduction in the growth of our security business with the intent of improving operating margins and controlling capital investments. Telecom revenue for the nine months ended September 30, 2003 was $13.2 million, a decrease of $23,000 due to a planned decrease in long-distance revenue of $475,000, partially offset by an increase in telecom switched services revenue of $452,000. During the first nine months of 2003, the telecom switched services revenue increased due to the net addition of 79 new telecom customers, representing a 13.8% increase in the customer base. Effective June 14, 2003, an incumbent LEC invoked the FCC order on reciprocal compensation rate reduction. As a result, in the period subsequent to the rate reduction, our telecom operation recognized a net reduction in reciprocal compensation revenue specifically attributable to the FCC order of approximately $65,000 per month from recent historical levels.

Operating Expenses

     Operating expenses for the first nine months were $307.3 million, an increase of $8.8 million, or 2.9%, as compared to the first nine months of 2002. The increase in operating expense was attributable to increased publishing, cable, broadcast, and corporate general and administrative expenses, offset by decreased other communications expenses.

     Cable Television. Cable operating expenses were $74.6 million, an increase of $7.0 million, or 10.3%, as compared to the same period of the prior year. The increase was primarily due to a $3.3 million, or 16.0%, increase in depreciation, to $23.6 million. This increase in depreciation is attributable to the capital expenditures associated with the rebuild of our Toledo cable system and continued rollout of cable modems and digital cable service. In addition, depreciation expense for the Erie County system has been accelerated in anticipation of a first quarter 2004 rebuild completion date. Basic cable programming expenses increased $1.3 million, or 7.9%, to $18.0 million, due to price increases from programming suppliers. Programming expense for the digital tier increased $716,000, due to an increase in the number of digital subscribers as compared to the same quarter of the prior year. General and administrative expenses increased $1.3 million, or 15.1%, due to increases in personal property tax, worker’s compensation expense, employee pension expense, a gain recognized on the disposal of assets during the third quarter of 2002, and an overall increase in property and casualty insurance rates.

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

     Newspaper Publishing. Publishing operating expenses were $186.0 million, an increase of $2.4 million, or 1.3%, from the nine months ended September 30, 2002. The increase was due to increases in circulation, advertising and production expenses of $476,000, $368,000 and $392,000, respectively, primarily due to contractual wage increases. Newsprint expense increased $71,000, or 0.3%, resulting from a weighted-average price per ton increase of $18.21, or 4.1%, partially offset by a 4.2% decrease in consumption from the same period of the prior year. General and administrative expenses increased $1.5 million, or 3.1%, as compared to the same period of the prior year partially due to contractual increases in wages and increased expense related to employee pension benefits. G&A expenses also increased from the nine months ended September 30, 2002, due to a favorable variance in bad debt expense recognized in the second quarter of 2002 resulting from cash collections on a significant retail account, which had been fully reserved.

     Television Broadcasting. Broadcasting operating expenses were $27.3 million, an increase of $705,000, or 2.7%, from the same period of the prior year. The increase results primarily from increases in programming, film amortization, sales and depreciation expenses of $287,000, $254,000, $167,000 and $250,000 respectively, partially offset by decreases in general and administrative expenses of $146,000. Other savings resulted from overall cost control initiatives.

     Other Communications. Other communications operating expenses were $16.1 million, a decrease of $1.6 million, or 9.3%, from the same period of 2002. This variance is primarily due to a decrease of $1.2 million, or 20.6%, in operating expenses related to security alarm system sales and monitoring caused by a planned decrease in sales volumes, as well as by cost control initiatives. Telecom operating expenses decreased $411,000, or 3.5%, due to a decrease of $473,000 in long-distance expense.

Operating Income

     Operating income decreased $8.9 million as compared to the nine months ended September 30, 2002. Cable operating income decreased $786,000 due to overall increases in depreciation, general and administrative expenses, and cable programming expenses, partially offset by revenue growth generated from rate increases and rollout of new services. Publishing operating income decreased $7.0 million, primarily due to decreases in advertising revenue and contractual wage increases. Broadcasting operating income decreased $621,000 due primarily to inflationary increases in various departmental expenses. Other communications operating income decreased $127,000 due to decreased security system sales partially offset by decreased operating expenses. Corporate general and administrative expenses increased $379,000 from the prior year due to increases in salary expense, professional fees, and amortization of deferred financing costs.

Net Income

     For the nine months ended September 30, 2003, the company reported a loss from continuing operations of $6.2 million, compared to income from continuing operations of $3.2 million reported for the same period of the prior year. The decrease in income from continuing operations is primarily due to a $21.1 million gain recognized in 2002 attributable to the like-kind exchange of Monroe Cablevision, partially offset by a $9.0 million loss recognized in the second quarter of 2002 related to the early extinguishment of debt and the tax effect of both transactions. The variance from prior year also reflects the decrease in operating income, partially offset by a decrease in interest expense of $1.7 million and a $4.0 million favorable variance on the change in fair value of interest-rate swaps. The change in fair value of interest-rate swaps for the nine months ended September 30, 2003 includes a $2.6 million derivative valuation gain related to an interest-rate swap contract that was liquidated in the third quarter.

     Effective May 31, 2003, the Company suspended operations of Community Communication Services, Inc. (CCS), as discussed above. Results of CCS are reported separately from results of continuing operations for all periods presented. Loss from discontinued operations net of tax decreased $254,000 from the prior year due to cost control measures and the discontinuation of operations in May.

     As a result of the foregoing, the company reported a net loss of $6.5 million for the nine months ended September 30, 2003, as compared to net income of $2.7 million for the same period of the prior year.

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

Depreciation and Amortization

     Depreciation and amortization increased $3.8 million, or 10.7%, as compared to the same period of the prior year. The increase in depreciation expense was primarily due to asset additions resulting from the rebuild of our cable system in Toledo, accelerated depreciation expense on the Erie County system and other capital expenditures to maintain operations. Amortization expense increased due to the intangibles recorded as a result of the like-kind exchange of Monroe Cablevision.

EBITDA

EBITDA decreased $4.1 million, or 8.7%, as compared to the nine months ended September 30, 2002. A reconciliation of EBITDA to net income is provided above. EBITDA as a percentage of revenue decreased to 14.0% in the nine months ended September 30, 2003, from 15.3% in the same period of the prior year. The decrease in EBITDA as a percentage of revenue was primarily due to the reduction in publishing advertising revenue resulting from the economic conditions during 2003, offset by the continued rollout of high margin advanced cable products and the increase in cable service charges. Net loss as a percentage of revenue was 2.1% for the nine months ended September 30, 2003, as compared to net income as a percentage of revenue at September 30, 2002 of 0.9%. As discussed above, the first nine months of 2002 included a $13.5 million gain, net of tax, related to the like-kind exchange and a $5.8 million loss, net of tax, on early extinguishment of debt.

Liquidity and Capital Resources

     Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our senior credit facilities. The need for liquidity arises primarily from capital expenditures and interest payable on the senior subordinated notes and the senior credit facility.

     Net cash provided by operating activities was $29.0 million and $26.3 million for the nine months ended September 30, 2003 and September 30, 2002, respectively. The net cash provided by operating activities is determined by adding back depreciation and amortization, and adjusting for other non-cash items. Cash used in investing activities was $34.6 million and $21.5 million for the nine months ended September 30, 2003 and September 30, 2002, respectively. Cash used in investing activities during the first nine months of 2002 includes $12.7 million to payoff cash advances on life insurance policies, offset by $12.1 million of proceeds from the like-kind exchange of Monroe Cablevision. The remaining increase in 2003 investing activities is due to increase in capital expenditures discussed below.

     Our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facility. We made capital expenditures of $35.5 million and $21.0 million, including capital leases, for the nine months ended September 30, 2003 and September 30, 2002, respectively. Capital expenditures for the nine months ended September 30, 2003 were used primarily to begin the rebuild of the Erie County Cable system, continue the rebuild of the Bedford, Michigan system acquired from Comcast in the like-kind exchange, begin the first stages of the Pittsburgh Post-Gazette facility upgrade and maintain other operating assets. We expect to make capital expenditures of $30.9 million in the last quarter of 2003. These include the continued rollout of advanced cable services, continued rebuild of the Erie County system, continuation of the Post-Gazette production facility upgrade and various other improvements to the publishing and broadcasting operations.

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

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

     Financing activities provided $5.3 million of cash for the nine months ended September 30, 2003, compared to $3.0 million from the same period of the prior year. The financing activities in the first nine months of 2003 includes a $10.0 million borrowing on the Term Loan A and a $3.6 million mandatory pre-payment on the senior credit facilities due to $7.1 million of excess cash flow generated during the year ended December 31, 2002. The expiration dates under Term Loan A required draws of $20.0 million prior to June 30, 2003, therefore the unborrowed portion of $10.0 million was cancelled on that date. During the first nine months of 2002, financing activities reflect the complete refinancing discussed above. At September 30, 2003, the balances outstanding and available under our new senior credit facilities and subordinated notes were $255.5 million and $91.5 million, respectively, and the average interest rate on the balance outstanding was 6.5%. At September 30, 2003, our covenants on our senior credit facilities would allow borrowing of up to $66.5 million based on our twelve month trailing EBITDA of $61.5 million. At September 30, 2002, the balances outstanding and available under our senior credit facility and senior notes were $249.8 million and $112.4 million, respectively, and the average interest rate on the balance outstanding was 8.06%. The decrease in the effective interest rate partially offset by an increase in the amount outstanding generated an overall decrease in interest expense of $1.7 million, or 10.0%.

     Effective September 30 2003, we amended our senior credit facilities dated May 15, 2002. The amendment reduced the applicable margin on the Term Loan B facility by 50 basis points. The amendment also converted the $10.0 million outstanding under the Term Loan A facility to loans under the Term Loan B facility. Therefore, as of September 30, 2003, the outstanding amounts under the amended Term Loan B and Term Loan A facilities are $80.5 million and zero, respectively. This conversion of Term Loan A to the amended Term Loan B effectively reduced the applicable margin on the $10.0 million by 25 basis points, based on our current leverage ratio, and changed the amortization schedule to mirror the terms of the Term Loan B facility. We estimate the amendment will reduce our interest expense over the next twelve months by approximately $377,000.

     We believe that funds generated from operations and the borrowing availability under our senior credit facilities will be sufficient to finance our current operations, our cash obligations in connection with the planned capital expenditures, and our current and future financial obligations.

Labor Negotiations

     Our labor agreements with the eight unions representing employees of The Blade expired in March 2003. We have reached tentative agreements with representatives of the eight unions on the terms of collective bargaining agreements that would run through March 21, 2006. Those tentative agreements are subject to ratification by union members. While we are hopeful the agreements will be ratified, we cannot give any assurance that they will be. If they are not, and we do not achieve ratified agreements, management will evaluate all alternatives available at that time.

Quantitative and Qualitative Disclosure About Market Risk

     Our senior credit facilities bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we have entered into interest-rate swaps. As of September 30, 2003, our interest rate swap agreements expire in varying amounts through April 2009.

     The fair value of $80.5 million of our long-term debt approximates its carrying value as it bears interest at floating rates. As of September 30, 2003, the estimated fair value of our interest rate swap agreements was $397,000, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. This is reflected in our financial statements as other non-current assets. Changes in the fair value of derivative financial instruments are recognized either in income or as an adjustment to the carrying value of the underlying debt depending on whether the derivative financial instruments qualify for hedge accounting. At September 30, 2003, we had $175.0 million outstanding on our 91/4% senior subordinated notes, with a carrying value of $182.5 million, as adjusted for the fair value hedge.

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

     As of September 30, 2003, we had entered into interest-rate swaps that approximated $241.0 million, including the effect of any offsetting swaps, or 94.3%, of our borrowings under all of our credit facilities. The interest-rate swaps consist of $121.0 million relating to our revolving credit and term loan agreements, and $175.0 million principal amount of the senior subordinated notes. In addition, we had entered into an interest rate swap agreement that has the economic effect of substantially offsetting $55.0 million of the swap agreements totaling $121.0 million. In the event of an increase in market interest rates, the change in interest expense would be dependent upon the weighted average outstanding borrowings and derivative instruments in effect during the reporting period following the increase. Based on our outstanding borrowings and interest rate swap agreements as of September 30, 2003, our exposure to interest rate risk is not material. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our interest expense for the following twelve month period by approximately $205,000.

Recent Accounting Pronouncements

     In June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued and is effective for fiscal years beginning after June 15, 2002. The pronouncement requires legal obligations associated with the retirement of long- lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The adoption of this standard on January 1, 2003 has had no impact on the Company’s financial position or results of operations for the nine months ended September 30, 2003.

     In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued and applies to fiscal years beginning after December 31, 2002. SFAS No. 146 requires certain costs associated with a restructuring, discontinued operation or plant closing to be recognized as incurred rather that at the date of commitment to an exit or disposal plan. The adoption of this standard on January 1, 2003 has not materially impacted the Company’s financial position or results of operations for the nine months ended September 30, 2003.

     In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, was issued and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has previously adopted the fair value method of accounting for stock-based employee compensation. Therefore, all years presented reflect this method and no pro-forma disclosures are required.

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

     In January 2003, the Financial Accounting Standards Board issued interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership or a majority voting interest in the entity. The adoption of FIN 46 is expected to have no impact on the Company’s financial position or results of operations.

PART I. FINANCIAL INFORMATION
Management’s Discussion and Analysis of Financial Position and Results of Operations

     In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued and establishes standards for how an issuer classifies certain financial instruments with characteristics of both liabilities and equity by requiring that all financial instruments within the scope of the statement be classified as liabilities. The adoption of SFAS No. 150 has had no impact on the Company’s financial position or results of operations for the nine months ended September 30, 2003.

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

PART I. FINANCIAL INFORMATION
Item 4. Controls and procedures

     The Managing Director and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Managing Director and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit 10.1 Amendment No. 2 dated September 30, 2003 to the Credit Agreement dated May 15, 2002 by and among the Company and Bank of America N.A., as Administrative Agent.

Exhibit 31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K filed in the third quarter of 2003:

Form 8-K filed on August 5, 2003 – The Company issued a press release announcing earnings results for the quarter ended June 30, 2003.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCK COMMUNICATIONS, INC.
(Registrant)

Date: November 12, 2003	By:	/s/ Allan Block Allan Block
Managing Director

Date: November 12, 2003	By:	/s/ Gary J. Blair Gary J. Blair
Executive Vice President /
Chief Financial Officer