Form 10-K
period 2003-12-31
BLOCK COMMUNICATIONS INC
filed 2004-03-24
CIK 1177238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

      There is no public market for the registrant’s common equity, all of which is held by members of the Block family.

      As of March 24, 2004, there were outstanding 29,400 shares of the registrant’s Voting Common Stock and 428,613 shares of its Non-voting Common Stock.

Forward-Looking Statements
Industry and Market Data
PART I
Item 1. Business
Cable Television
Newspaper Publishing
Other Operations
Regulation
Employees
Item 2. Properties
Cable Television
Publishing
Television Broadcasting
Miscellaneous
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
Liquidity and Capital Resources
Recent Accounting Pronouncements
Critical Accounting Policies and Estimates
Pension and postretirement benefits
Income Taxes
Broadcast Rights
Goodwill and other intangible assets
Self-insurance liabilities
Accounts receivable allowances
Stock-based compensation
Revenue Recognition
Factors That Could Affect Future Results
Risks Relating to Our Cable Television Business
Risks Related to Our Newspaper Publishing Business
Risks Related to Our Television Broadcasting Business
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Relationships and Related Transactions
PART IV
REPORT OF INDEPENDENT AUDITORS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
2. Acquisitions
3. Discontinued Operations
4. Income Taxes
5. Goodwill and Other Intangibles
9. Postretirement Benefits other than Pensions
10. Long-Term Debt and Credit Arrangements
11. Commitments and Contingencies
13. Selected Quarterly Financial Data (unaudited)
14. Supplemental Guarantor Information
SIGNATURES
INDEX TO EXHIBITS
Exhibit 4.11
Exhibit 14.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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

      Throughout this document, circulation data for the Pittsburgh Post-Gazette is based on average paid circulation for the twelve months ended March 31, 2001, 2002 and 2003, and circulation data for The Blade is based on average paid circulation for the twelve months ended September 30, 2001, 2002 and 2003, in each case as set forth in the Audit Bureau of Circulations (“ABC”) Audit Report for such period.

      There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings in this report are from the Nielsen Media Research dated November 2003 as estimated by the A.C. Nielsen Company.

PART I

Item 1.	Business

      We are a privately held diversified media company with our primary operations in cable television, newspaper publishing and television broadcasting. We provide cable television service to the greater Toledo, Ohio metropolitan area (Buckeye CableSystem) and the Sandusky, Ohio area (Erie County CableSystem). At December 31, 2003, we had approximately 149,000 subscribers. Our primary cable system located in the greater Toledo metropolitan area serves approximately 131,000 subscribers. This system is 100% rebuilt to 870 MHz and is served by a single headend. Our Toledo system is one of the largest privately owned urban cable systems in the United States. It is also one of the largest urban cable systems not owned or controlled by one of the biggest multiple system operators. We publish two daily metropolitan newspapers, the Pittsburgh Post-Gazette in Pittsburgh, Pennsylvania and The Blade in Toledo, each of which is the dominant publication in its market. The combined daily and Sunday average paid circulation of our two newspapers is approximately 384,600 and 593,850, respectively. We also own and operate four television stations: two in Louisville, Kentucky, and one each in Boise, Idaho and Lima, Ohio, and we are a two-thirds owner of a television station in Decatur, Illinois. For the year ended December 31, 2003, we had revenues, operating income, and a net loss of $420.1 million, $8.1 million, and $40.6 million, respectively.

      Our shareholders, the Block family, have been in the media business for over 100 years. In 1926, the Block family acquired the first of the Company’s current holdings, The Blade, which was first published in 1835. We expanded our portfolio of newspapers in 1927 when we became the publisher of the Pittsburgh Post-Gazette. In 1965, we were awarded a franchise in Toledo to develop our cable system, which, with over 37 years of operating history, is one of the oldest continuously owned metropolitan cable systems in the United States. In 1972, we acquired the first of our current television broadcasting stations when we purchased WLIO in Lima.

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

Cable Television

      We provide cable television service to the greater Toledo metropolitan area (Buckeye CableSystem or the Toledo system) and the Sandusky, Ohio area (Erie County CableSystem). In addition to traditional cable television service, we also provide high-speed cable modem Internet access and digital cable service in both systems. Our cable television operations generated revenues and operating income of $109.5 million and $9.0 million, respectively, in the year ended December 31, 2003.

      In 1997, we began the rebuild of Buckeye CableSystem from a one-way coaxial cable plant to an 870 MHz hybrid fiber coaxial (HFC) two-way interactive system. We have completed the rebuild of the cable system’s distribution plant and have converted Buckeye’s cable customers to the new system. The rebuild allows Buckeye to provide advanced cable services that we believe will help us maintain our dominant position in the greater Toledo metropolitan area. These services currently include up to 282 analog and digital video and digital music channels, high-speed Internet and high-definition digital television service. In 2004, the systems will offer video-on-demand, subscription video-on-demand, and digital video recording service.

      On March 29, 2002, we completed an asset exchange with Comcast Corp. involving the exchange of our cable system in Monroe, Michigan, a lower growth area approximately 15 miles north of Toledo, for Comcast’s system in Bedford, Michigan, a Toledo suburb, plus a cash payment to us of $12.1 million. The exchange enabled us to expand our subscriber base in a contiguous high-growth suburban area we already partially served and increase the efficiency of our cable cluster by reducing the number of our headends from three to two.

Cable Television Business Strategy

      We are pursuing the following cable television strategies:

      Operate Highly Advanced and Efficient Cable Networks. We invested approximately $89 million to rebuild the Toledo system to 870 MHz. Our rebuilt system allows us to offer higher margin advanced services, such as high-speed two-way cable modem and digital television. The rebuild also increased channel capacity to our current 282 analog and digital video and digital music channels, which can be significantly expanded by recapturing some of our 91 analog channels and converting them to digital channels. While most cable system operators have chosen to upgrade their systems to 750 MHz, we invested in the increased bandwidth, which provides additional capacity for future services.

      All of our Toledo system subscribers are served by our advanced 870 MHz system from a single headend. In addition, our Toledo headend serves our Erie County system through a fiber interconnection. A rebuild of our Erie County system began in 2003 and approximately 26% of the subscribers were converted as of year end. Completion of the Erie County system rebuild will enable us to serve 100% of our subscribers from a single headend. While these systems were initially designed to support 500 homes per fiber node, our cable systems can easily be divided to an average of 125 homes per fiber node when demand warrants. This allows us to efficiently increase subscribers and provide additional advanced services without sacrificing system performance or reliability.

      Offer Local Cable Exclusive Programming. Since 1989, Buckeye CableSystem has provided its customers with a locally programmed channel, TV5, which is run in the same manner as a broadcast station- obtaining its own programming through syndications. In 1995, TV5 became the exclusive market affiliate for the WB Network, the first cable channel in the country to be so designated.

      In January 2004, Buckeye launched Buckeye Cable Sports Network (BCSN), a 24-hour per day, locally produced channel for local sports. BCSN covers men and women’s high-school, college, professional and amateur sports, mainly from the Northwest Ohio area on a live and tape-delayed basis. Buckeye believes these locally controlled and programmed channels offer a competitive advantage over other multichannel video competitors.

      Utilize Significant Marketing Power. Buckeye CableSystem benefits from our dominant position as a multi-media provider in the greater Toledo metropolitan area. We believe we are the only urban cable operator in the United States with cross-ownership of the primary newspaper in its market. The Blade provides fill-in advertising space to market our cable services and to promote our brand awareness at a very low incremental cost. We advertise our services on BCSN and 38 other cable channels — over 10,000 spots per month in 2003 — providing us an additional low-cost advertising source. We use these marketing resources to promote existing services, enhance the introduction and roll-out of new services, and build a strong competitive barrier.

      Roll-out Advanced Services. Our investment in our cable systems’ state-of-the-art cable network combined with our significant marketing power positions us to successfully roll out advanced services and further increase our revenue per subscriber. Digital cable customers exceeded 38,000 at December 31, 2003, a growth of nearly 12,000 customers during the twelve month period. In addition, Buckeye CableSystem launched high-definition digital television service in 2003 and has launched video-on-demand and subscription video-on-demand service in the first quarter of 2004.

      Maintain Superior Customer Satisfaction. Our Service TV® brand embodies our total commitment to providing superior cable television service, which has resulted in high levels of customer satisfaction and retention. We strive to provide exceptional programming and signal quality, and we continuously monitor our fiber nodes and power supplies to maintain a highly reliable cable system. We also operate a call center with customer relations representatives available around the clock, maintain convenient customer service locations and offer next day, two-hour appointment windows for installation or in-home repairs. We believe our superior customer service, along with our state-of-the art cable system, provide a significant defensive measure against direct broadcast satellite (DBS) operators and have in part contributed to DBS’s relatively low penetration rate in Toledo.

Cable Television Services

      We offer our customers traditional cable television services and programming as well as new and advanced high bandwidth services currently consisting of high-speed Internet access, digital cable service, and high-definition digital television service. We plan to continue to enhance these services by adding new programming, digital video recording service, and other advanced services as they are developed, as well as expansion of our video-on-demand and subscription video-on-demand products.

Core Cable Television Services

      Our basic channel line-up and additional channel offerings for each system are designed according to demographics, programming preferences, channel capacity, competition and price sensitivity. Our core cable television service offerings include the following:

      Limited Basic Service. Our limited basic service includes, for a monthly fee, local broadcast channels, including network and independent stations, limited satellite-delivered programming, local public, government, and leased access channels. In addition, our Buckeye CableSystem offers BCSN and WB TV5 as part of the limited basic service.

      Expanded Basic Service. Our expanded basic service includes, for an additional monthly fee, various satellite-delivered networks such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TNT.

      Premium Service. Our premium services are satellite-delivered channels consisting principally of feature films, original programming, live sports events, concerts and other special entertainment features, usually presented without commercial interruption. HBO, Cinemax, Showtime, The Movie Channel and STARZ are typical examples. Such premium programming services are offered both on a per-channel basis and as part of premium service packages designed to enhance customer value.

      The significant expansion of bandwidth capacity resulting from the rebuild of our systems allows us to expand the use of multichannel packaging strategies for marketing and promoting premium and niche programming services.

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

Advanced Analog Services

      Buckeye CableSystem offers advanced analog cable services to customers who do not subscribe to the higher priced digital cable service. This service utilizes a converter box that is substantially less expensive than a digital box. Buckeye’s advanced analog services include:

•	up to 91 analog video channels including 9 multiplexed premium channels and six pay-per-view channels;

•	a new product tier consisting of eight basic-type video channels and 32 digital music channels; and

•	an interactive on-screen program guide to help customers navigate the program choices and receive information about the programming.

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

      Buckeye’s customers currently have available digital cable programming services that include:

•	68 analog video channels;

•	up to 51 bundled digital basic channels;

•	up to 47 multiplexed premium channels;

•	up to 64 pay-per-view movie and sports channels;

•	up to 45 digital music channels;

•	up to seven high-definition digital television channels; and

•	an interactive on-screen program guide to help customers navigate the new digital choices and receive information about the programming.

      Digital cable services are available on 100% of Buckeye’s system, representing approximately 88% of our total subscribers. When we complete the rebuild of our Erie County system, 100% of our systems will have full-featured digital offerings, creating an opportunity to increase monthly revenue per subscriber. We expect this rebuild to be complete by the end of the second quarter of 2004.

High-Speed Internet Access

      Our broadband cable networks enable data to be transmitted up to 70 times faster than traditional telephone modem technologies. This high-speed capability allows cable modem customers to receive and transmit large files from the Internet in a fraction of the time required when using the traditional telephone modem. It also allows much quicker response times when surfing the Internet, providing a richer experience for the customer. In addition, the two-way cable modem service offered by Buckeye’s system eliminates the need for a telephone line for Internet service, is always activated and does not require a customer to dial into the Internet service provider and await authorization.

      Two-way cable modem service is available on 100% of Buckeye’s system, representing approximately 88% of our total subscribers. Our Erie County system employs a one-way telco-return cable modem on its non-rebuilt system and two-way cable modem service on its rebuilt plant. As of December 31, 2003, approximately 26% of Erie County’s subscribers have been converted to the rebuilt system.

Advertising

      We receive revenue from the sale of local advertising on satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TNT. We also sell advertising on our local channels, WB TV5 and BCSN. We have an in-house production facility and a sales force covering our markets. Advertising sales accounted for 6.7% of our combined cable revenue for the year ended December 31, 2003.

Future Services

      Interactive Services. Our rebuilt cable networks (Erie County to be completed by the end of the second quarter of 2004) have the capacity to deliver various interactive television services, such as the following:

•	Video-on-demand and subscription video-on-demand which provide movies, programs, or special events on demand with the ability to fast forward, pause and rewind a program at will. This service was launched in the first quarter of 2004 on the Toledo system and will be launched in the second quarter of 2004 on the Erie County system.

•	Interactive viewing services enabled by middleware vendors such as Open TV and ICTV that provide viewers options such as various camera angles on sports broadcasts, access to ancillary programming, access to customer account information on the television, and the ability to play interactive games individually or against other subscribers.

•	Digital video recording that provides subscribers VCR-like capabilities to one touch record programs, pause and replay live television, and fast forward through commercials on recorded programs. This service also permits a subscriber to search for and record programming that matches the subscriber’s preferences.

•	Walled garden Internet access that provides restricted Internet access to sites created for television delivery that may feature local weather, news, or community events.

•	Cable modem Internet protocol telephone service that provides subscribers with local and long-distance calling.

•	Tailored advertising that could allow cable networks to transmit advertisements tailored to several target audiences simultaneously during a single program transmission.

•	Enhanced programming information, interactive advertising and impulse sales enabled by application providers such as Wink Communications and Gemstar that allow subscribers to click on-screen icons for ancillary program information and e-commerce transactions.

Pricing of Our Services

      Our cable revenues are derived primarily from the monthly fees our customers pay for cable services. Our rates vary by the market served and by the type of service selected and are usually adjusted annually. As of December 31, 2003, our monthly fees for expanded basic cable service were $36.99 for Toledo (Buckeye) and $36.15 for Erie County. Effective January 1, 2004, we increased our average monthly fees for expanded basic service to $39.99 for Toledo (Buckeye) and $39.15 for Erie County. A one-time installation fee is charged to new customers, but may be waived during certain promotions. We believe our rate practices are in accordance with the FCC guidelines and are consistent with industry practices.

      Our service offerings vary by market because of differences in the bandwidth of our cable networks and franchise requirements. The current monthly price ranges for our cable services on a stand-alone basis are as follows:

Service	Price Range

Limited basic cable service	$10.70-$12.15
Expanded basic cable service	$39.15-$39.99
Premium services	$8.95-$13.95
Pay-Per-View (per event)	$3.95-$49.95
Digital cable packages	$46.94-$88.99
High-definition programming tier	$10.95
High-speed cable modem:
Residential (cable subscriber)	$39.99-$44.99
Residential (cable nonsubscriber)	$49.99-$54.99
Commercial	$79.99

      We also offer packages of cable services at discounts from the stand-alone rates for each individual service.

Cable Systems

      The following table sets forth selected financial, operating and technical information regarding our cable systems:

	Toledo (Buckeye)	Erie County
	CableSystem	CableSystem	Totals

Financial Data:
Revenue (in thousands)
Year ended December 31, 2003	$98,973	$10,561	$109,534
Average monthly revenue per basic subscriber(1):
Year ended December 31, 2003	$62.27	$46.86	$60.35
Cable Operating Data (as of December 31, 2003):
Basic:
Homes passed(2)	220,724	29,155	249,879
Subscribers	131,213	17,965	149,178
Penetration(3)	59.4%	61.6%	59.7%
Premium:
Units(4)	58,277	3,181	61,458
Penetration(5)	44.4%	17.7%	41.2%
Digital:
Digital-ready basic subscribers(6)	131,213	5,600	136,813
Subscribers	36,721	1,352	38,073
Penetration(7)	28.0%	24.1%	27.8%
Cable Modem:
Homes passed(2)	220,724	29,155	249,879
Subscribers	28,726	1,081	29,807
Penetration(3)	13.0%	3.7%	11.9%
Cable Network Data:
Miles of plant — coax	2,160	345	2,505
Miles of plant — fiber(8)	2,256	145	2,401
Density(9)	102	84	100
Plant bandwidth(10)
870 MHz	100.0%	31.0%	92.0%
430 MHz	—	69.0%	8.0%

(1)	Represents average monthly revenues for the period divided by the average number of basic subscribers throughout the period.

(2)	Represents the number of living units, such as single residence homes, apartments and condominiums, passed by the cable television distribution network in a given cable system service area to which we offer the named service.

(3)	Represents subscribers to the named service as a percentage of homes passed.

(4)	Represents the number of subscriptions to premium services. A subscriber may purchase more than one premium service, each of which is counted as a separate premium service unit.

(5)	Represents premium service units as a percentage of basic subscribers. This ratio may be greater than 100% if the average basic subscriber subscribes to more than one premium service unit.

(6)	Represents basic subscribers to whom digital service is available.

(7)	Represents digital subscribers as a percentage of digital-ready basic subscribers.

(8)	Fiber plant serves cable hubs and nodes as well as telecom customers served by Buckeye TeleSystem.

(9)	Density represents homes passed divided by miles of coaxial plant.

(10)	Plant bandwidth represents the percentage of customers within the system served by the indicated plant bandwidth.

Markets Served

      Greater Toledo Metropolitan Area. As of December 31, 2003, Toledo’s system passed approximately 221,000 homes and served approximately 131,000 basic subscribers. The 25 franchises served by Buckeye have a combined population of approximately 554,000. With a population of 618,203, the three-county Toledo Metropolitan Statistical Area is the 69th largest MSA in the country. Toledo’s major non-governmental employers include ProMedica Health Systems, Mercy Health Partners, Daimler-Chrysler, Bowling Green State University, The University of Toledo, General Motors, Sauder Woodworking and the Medical College of Ohio. Other significant Toledo-based companies include Dana Corporation, Owens-Illinois and Pilkington Glass.

      Sandusky, Ohio. As of December 31, 2003, our Erie County system passed approximately 29,000 homes and served approximately 18,000 basic subscribers. The 10 franchises served by our Erie County system have a combined population of approximately 73,000. Sandusky’s major non-governmental employers include Cedar Fair/Cedar Point, Delphi Automotive System, Visteon Automotive Systems and Firelands Community Hospital.

System Design

      The architecture of Toledo’s 870 MHz HFC system consists of approximately 2,160 miles of coaxial cable and 2,256 miles of fiber optic cable, passing approximately 221,000 households and serving approximately 131,000 customers. The system includes a single headend. The new headend was completed at the beginning of 1997 to coincide with the beginning of the system rebuild. Thirteen hubs located throughout the greater Toledo metropolitan area are connected by redundant fiber-optic cable rings back to the master headend, thereby reducing the frequency and size of service outages. From each of these thirteen hubs, fiber-optic cable extends to nodes, each serving on average 500 homes. Coaxial cable connects the node to each customer’s home or building.

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

      The rebuilt system currently offers 91 analog video channels on our advanced analog service and approximately 282 analog and digital video and digital music channels on our digital cable service. The system offers the ability to significantly increase channel capacity by recapturing some of the analog channels and converting them to digital channels.

      We monitor all of the fiber nodes and power supplies in Toledo’s cable network 24 hours per day, seven days per week, providing reliable service and high customer satisfaction. The cost of this monitoring is shared by our cable and telephone operations. In addition, we have a supporting power system that was built to provide battery backup for four to six hours in the event of a local power outage. For more extended power outages, generators can be used to provide power indefinitely. This is critical as “always on” services such as cable modems and other two-way telecommunications services become more prevalent.

      Our Erie County system is in the process of being rebuilt. The non-rebuilt portion, which serves approximately 69% of Erie’s subscribers at December 31, 2003, operates on a 430 MHz one-way coaxial cable plant. The rebuilt system is an 870 MHz two-way interactive system. When the rebuild is complete, the Erie County system, which currently operates primarily through its own headend, will receive programming and services through the Toledo headend, thereby reducing operating costs.

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

      Along with the rest of the cable industry, we have felt the impact of increasing programming costs. Programming is our cable systems’ largest cash operating expense. Our basic cable programming costs increased by 6.2% and 11.0% in 2003 and 2002, respectively. This is primarily due to increasing costs for sports programming and our need for new channels to match satellite competition. Because of our size, we are unable to negotiate the more favorable rates that are granted to large national multiple system operators.

      In 1989, Buckeye launched TV5, a locally programmed channel that is run in the same manner as a broadcast station — obtaining its own programming through syndicators, arranging for coverage of local and regional sports contests and doing its own independent marketing. TV5 was conceived to provide us with a competitive advantage should an overbuilder become active in our service area. In 1995, TV5 became the exclusive market affiliate for the WB network, the first cable channel in the country to be so designated. Its popularity continues to increase. Buckeye has contracted to provide WB TV5 to cable operators in other cities in the Toledo DMA, which adds to its popularity and provides more viewers for advertising. WB TV5 was distributed to approximately 225,000 cable households by mid-2003.

      Buckeye also operates a Community Channel on which locally produced programming is shown free of charge if it is deemed of sufficient interest. In addition to programming provided by outsiders, Buckeye provides live coverage of Toledo City Council meetings and produced about 25 high school football and basketball games in 2003. We have also offered to cablecast a select number of council and trustees meetings from other franchise areas.

      In January 2004, the Toledo system launched BCSN, a 24-hour per day, locally produced channel for local sports. BCSN covers men and women’s high school, college, professional and amateur sports, mainly from the Northwest Ohio area on a live and tape delayed basis. Buckeye believes local programming such as BCSN offers a competitive advantage over direct broadcast satellite competitors.

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

      We hold a total of 35 franchises. These franchises require the payment of fees to the issuing authorities ranging from 3% to 5% of gross revenues (as defined by each franchise agreement) from the related cable system. The Cable Communications Policy Act of 1984 (“1984 Cable Act”) prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues and permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

      Buckeye has 25 franchises, most of which have 20 year terms, and 99% of Buckeye’s subscribers are covered under agreements that expire after 2016. Erie County has a total of 10 franchises and 98% of Erie County’s subscribers are covered under agreements with expiration dates in 2011 or thereafter.

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

      Direct Broadcast Satellites. The fastest growing method of satellite distribution is by high-powered direct broadcast satellites utilizing video compression technology, which provides programming comparable to our digital cable service. Direct broadcast satellite service can be received virtually anywhere in the United States through small rooftop or side-mounted dish antennae that are generally not subject to local restrictions on location and use. Direct broadcast satellite service is presently being heavily marketed on a nationwide basis by DirecTV and EchoStar. Both of these providers offer service in the Toledo and Erie County markets, and have recently entered into national agreements with incumbent local exchange carriers, SBC and Verizon, to begin reselling their services. Direct broadcast satellite systems offer multichannel video programming packages which are similar to our packages of video services. However, they do not currently offer local channels in the Toledo area and offer them in Erie County only at an additional monthly cost.

      Competing Franchises. Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis. Franchising authorities may not unreasonably deny requests for additional franchises and may operate cable television systems themselves. Well-financed businesses from outside the cable television industry (such as the public utilities that own the poles to which cable is attached) may become competitors for franchises or providers of competing services. In the Toledo market, Buckeye faces cable competition from Adelphia in a few outlying areas where the two systems have overbuilt plant passing approximately 15,500 homes, or approximately 7% of the total homes passed by our Toledo cable system. We believe that the capital costs of matching Buckeye’s rebuilt system, together with our advertising dominance, exclusive locally produced sports channel (BCSN), and our customer service reputation, pose a formidable competitive barrier. In its market, Erie County does not currently face competition from competing cable operators.

      Satellite Master Antenna Television Systems (SMATV). Cable television operators also face competition from private satellite master antenna television systems that serve condominiums, apartment and office complexes and private residential developments. As long as they do not use public rights-of-way, satellite master antenna television systems can interconnect non-commonly owned buildings without having to comply with many of the local, state and federal regulations that are imposed on cable television systems. There are a few SMATV systems in the Toledo area serving apartments and mobile home parks. We are not aware of any SMATV operators in our Erie County service area.

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

  Competition — Internet Services

      We first began to offer broadband Internet access in mid-1999. As of December 31, 2003, we had approximately 29,800 broadband Internet subscribers, primarily in the Toledo area. Competition for broadband Internet services in our markets includes digital subscriber line services provided by or through local telephone exchange carriers and wireless broadband Internet services provided by wireless communications companies. Digital subscriber line technology, known as DSL, allows Internet access to subscribers over conventional telephone lines at data transmission speeds comparable to those of cable modems, putting it in direct competition with cable modem service.

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

      A rulemaking proceeding is pending at the FCC regarding the appropriate regulatory treatment of Internet access offered by cable companies over cable plant. We are unable to predict the outcome of this proceeding or its effects upon our business.

Newspaper Publishing

      Our two daily metropolitan newspapers, the Pittsburgh Post-Gazette and The Blade, are the dominant newspapers in their respective markets. Our newspapers have a combined daily and Sunday average paid circulation of approximately 384,600 and 593,850, respectively. We believe the leading positions of our newspapers result from our long standing presence, our commitment to high standards of journalistic excellence and integrity, and our emphasis on local news, local impacts of national and international news, and service to our communities. Our newspapers have received many national and regional awards for editorial excellence. Our newspaper publishing operations generated revenues and an operating loss of $251.3 million and $1.5 million, respectively, in the year ended December 31, 2003. We are pursuing the following newspaper publishing strategies:

Produce the Highest Quality Newspaper in Our Markets. We believe our reputation for producing high-quality publications is the foundation for our publishing success. We are frequently recognized by our industry for the quality of our journalism. Both newspapers have won numerous awards, including Pulitzer Prizes for Photography awarded to the Post-Gazette in 1992 and 1998. We maintain a highly regarded staff of columnists and editors committed to excellence, and we are continuously seeking to improve our publications.

Implement Cost Rationalization Initiatives. To improve cash flow at our newspapers, we have embarked upon a comprehensive review of our cost structure, including labor expenses and other significant operating costs. We are currently reviewing staffing requirements for opportunities to realize labor efficiencies. With respect to other operating costs, our newspapers coordinate purchasing requirements and have achieved favorable terms on newsprint purchases. In addition, we have reduced the page width at The Blade from 54 to 50 inches during the third quarter of 2002. We also plan to reduce the page width at Post-Gazette from 54 inches to 50 inches by the end of 2004. We anticipate this will reduce our annual newsprint consumption by approximately 7%. If the Post-Gazette initiative had been completed by January 1, 2003, we would have realized savings of approximately $1.5 million in newsprint costs for the year ended December 31, 2003.

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

The Pittsburgh Post-Gazette

      Founded in 1786, the Pittsburgh Post-Gazette is the leading newspaper in Pittsburgh and Western Pennsylvania and has a long history of service and journalistic excellence. The Post-Gazette has more than twice the circulation of any other newspaper in the Pittsburgh Metropolitan Statistical Area (MSA). The Post-Gazette has a daily average paid circulation of approximately 245,600 and a Sunday average paid circulation of approximately 408,100, resulting in penetration of approximately 40% daily and 61% Sunday in the Pittsburgh city zone (Pittsburgh and nearby suburbs). Our dominant market position allows us to capture advertising revenue significantly greater than that of any other newspaper in this market.

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

      The following table sets forth certain circulation, advertising lineage and operating revenue information for the Post-Gazette for the past three years:

	2001	2002	2003

Circulation(1):
Daily (excluding Saturday)	241,827	244,969	245,624
Sunday	412,691	410,879	408,102
Advertising lineage (in thousands of inches):
Retail	613	564	512
National	143	139	156
Classified	671	646	620

Total	1,427	1,349	1,288
Part run	204	217	175

Total inches	1,631	1,566	1,463

Operating revenues (in thousands):
Third-party advertising	$147,735	$142,890	$137,354
Circulation	32,663	32,157	31,003
Other	1,518	1,668	1,574

Total revenues	$181,916	$176,715	$169,931

(1)	From the ABC Audit Reports as of March 31 of each year.

      The Post-Gazette concentrates on local and regional news of Pittsburgh and Western Pennsylvania and has 221 full-time and 40 part-time editors, reporters and photographers on its staff. It draws upon the news reporting facilities of the major wire services and, with The Blade, maintains a three-person bureau in Washington, D.C. The Post-Gazette also maintains a news bureau in Harrisburg, Pennsylvania, the state capital, and five local news bureaus in the Pittsburgh metropolitan area.

      The Post-Gazette publishes and prints all of its newspapers at its facilities in downtown Pittsburgh, and then utilizes 18 depots located throughout the greater Pittsburgh area for distribution. Sophisticated computer systems are used for writing, editing, composing and producing the printing plates used in each edition. The Post-Gazette has six letterpress presses with new color flexo units on each press. The flexo units provide state-of-the-art color to the fronts and backs of most sections. Daily inserts are assembled at our downtown facility. Sunday inserts are assembled at a separate plant, five miles from our downtown plant, and transported directly to our distribution centers. We are in the process of a reconfiguration and renovation of our press lines and mailroom that will be completed in 2004.

      The Post-Gazette is distributed primarily through independent home delivery carriers and single-copy dealers. Home delivery accounted for approximately 76% of circulation for the daily editions and approximately 59% of circulation for the Sunday edition during 2003. The newsstand price is $0.50 for the daily paper and $1.50 for the Sunday edition. Annual rates for direct payment subscriptions are $143.00 (effective October 1, 2003) for daily and Sunday, $96.20 for Friday, Saturday and Sunday, $78.00 for Sunday only and $78.00 for Monday through Friday.

The Blade

      Founded in 1835, The Blade is the leading newspaper in Northwest Ohio by average paid circulation and has a significant influence on the civic, political, economic and cultural life of its subscribers and the communities it serves. The Blade is the oldest continuing business in Toledo and has no significant newspaper competition. The Blade has a daily average paid circulation of approximately 139,000 and a Sunday average paid circulation of approximately 185,750, resulting in penetration in the Toledo city zone (Toledo and nearby suburbs) of approximately 50% daily and 63% Sunday, the highest Sunday city zone penetration rate of any newspaper in Ohio. This combination of high circulation and penetration is central to our success in attracting advertising and maintaining our dominant share of market revenue.

      The Blade is a morning daily and Sunday newspaper covering 14 counties in northwest Ohio and southeast Michigan, including the greater Toledo metropolitan area. With a population of 618,203, the three-county Toledo MSA is currently the 69th largest MSA in the United States. The combined population of the 14-county area served by The Blade is approximately 1,236,000. Toledo’s major non-governmental employers include ProMedica Health Systems, Mercy Health Partners, Daimler-Chrysler, Bowling Green State University, The University of Toledo, General Motors, Sauder Woodworking and the Medical College of Ohio. Other significant Toledo-based companies include Dana Corporation, Owens-Illinois, HCR ManorCare and Pilkington Glass.

      The following table sets forth certain circulation, advertising lineage and operating revenue information for The Blade for the past three years:

	2001	2002	2003

Circulation(1):
Daily (including Saturday)	138,819	140,101	138,976
Sunday	190,794	190,526	185,781
Advertising lineage (in thousands of inches):
Retail	484	450	396
National	79	64	73
Classified	395	402	423

Total inches	958	916	892

Operating revenues (in thousands):
Advertising	$69,431	$66,348	$67,034
Intercompany advertising	(5,262)	(3,752)	(3,738)
Circulation	17,317	17,789	17,918
Other	1,277	156	189

Total revenues	$82,763	$80,541	$81,403

(1)	From the ABC Audit Reports as of September 30 of each year.

      The Blade concentrates on local and regional news of northwest Ohio, and extensive coverage of state government. It has 147 full-time and 21 part-time editors, reporters and photographers on its staff. It draws upon the news reporting facilities of the major wire services and, with the Post-Gazette, maintains a three-person bureau in Washington, D.C. The Blade also maintains a news bureau in Columbus, Ohio, the state capital, and three local news offices in the Toledo metropolitan area.

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

      The Blade is distributed primarily through independent home delivery carriers and single-copy dealers. Home delivery accounted for approximately 80% of circulation for the daily editions and approximately 74% of circulation for the Sunday edition during 2003. The newsstand price is $0.50 for the daily paper and $1.50 for the Sunday edition. Annual subscription rates are $143.00 for daily and Sunday, $83.20 for Sunday only and $74.88 for daily only.

Advertising

      Substantially all of our advertising revenues are derived from local, national, and classified advertisers. Advertising rates and rate structures vary between our newspapers and are based, among other things, on advertising effectiveness, local market conditions, circulation, readership and type of advertising (whether classified, national or retail). Our advertising revenues are not reliant upon any one company or industry, but rather are supported by a variety of companies and industries, including department stores, realtors, car dealerships, grocery stores and other local businesses. Our largest single advertiser accounted for 3.6% of our publishing segment’s total net advertising revenues in 2003.

      The contributions of retail, classified and national advertising to third-party advertising revenues for the past three years were as follows:

	Year Ended December 31,

	2001	2002	2003

Advertising revenues (in thousands):
Retail	$108,694	$108,425	$105,616
Classified	78,944	73,259	68,763
National	29,528	27,554	30,009

Total	217,166	209,238	204,388
Intercompany advertising	(5,262)	(3,752)	(3,738)

Total net advertising	$211,904	$205,486	$200,650

Online Editions

      The Post-Gazette’s Internet Web site, post-gazette.com, reaches over a 1.6 million unique users per month with over 24 million page views. The Blade’s Internet Web site, toledoblade.com, reaches over 290,000 unique users per month with over 3.4 million page views. Each site contains breaking news, summaries of articles from the print editions, information produced specifically for the Web site and portions of the classified advertising from the print editions. The Web sites contribute to our revenues by expanding our classified marketplace and providing new partnership and advertising opportunities for retailers.

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

Raw Materials

      Newsprint and ink are our newspaper publishing segment’s largest expense after labor costs and accounted for $30.5 million, or 12.1%, of the segment’s operating expenses in 2003. During 2003, we used approximately 60,100 metric tons of newsprint in our production processes at an estimated total cost for newsprint of approximately $28.1 million, based on a weighted-average price per ton of $467. In the last three years, our weighted average cost per ton of newsprint has varied from a low of $443 per metric ton in 2002 to a high of $572 per metric ton in 2001.

      All of our newsprint is supplied under a long-term sole-supplier contract expiring at the end of 2004. Pricing under the contract varies with market prices. The sole supplier contract provides for discounted pricing.

      In addition to maximizing layout efficiency and minimizing waste, The Blade completed a page width reduction project during the third quarter of 2002. We plan to reduce our page width at the Post-Gazette by the end of 2004. The completion of both projects will reduce our estimated annual newsprint consumption by approximately 7%. If the Post-Gazette initiative had been completed by January 1, 2003, we would have realized savings of approximately $1.5 million in newsprint costs for the year ended December 31, 2003.

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

Television Broadcasting

      We acquired the first of our current television broadcasting stations in 1972, when we purchased WLIO in Lima, and currently own and operate four television stations. We are also a two-thirds owner of a fifth station, which is managed by LIN Television under a management services agreement. Our television stations are diverse in network affiliation with two Fox stations, one NBC station, one ABC station and one UPN station. We have a duopoly in Louisville, Kentucky (the 50th largest DMA) through our ownership of the Fox and UPN stations. In the year ended December 31, 2003, our television broadcasting operations generated revenues and operating income of $39.4 million and $2.7 million, respectively.

      We own the following broadcast properties:

	Analog				Commercial
	Channel		DMA		Stations in
Station	Number	Market	Rank(1)	Affiliation	DMA(2)

WDRB	41	Louisville, KY	50	Fox	7
WFTE	58	Louisville, KY(3)	50	UPN	7
WAND(4)	17	Champaign-Springfield and Decatur, IL	82	ABC	6
KTRV	12	Boise, ID(5)	123	Fox	5
WLIO	35	Lima, OH	185	NBC	4

(1)	Ranking of DMA served by a station among all DMAs is measured by the number of television households based within the DMA in the November 2003 Nielsen estimates.

(2)	The term “commercial station” means a television broadcasting station and does not include non-commercial television stations, cable program services or networks, or stations that do not meet the minimum Nielsen reporting standards.

(3)	Licensed to Salem, Indiana.

(4)	We have a two-thirds ownership interest and FCC control of WAND however the station is managed by LIN Television under the terms of a management services agreement.

(5)	Licensed to Nampa, Idaho.

      We seek to maintain a distinct identity at each of our stations by creating quality local programming, such as local news and sports coverage, and by actively sponsoring and promoting community events. This focus positions us to increase our share of local advertising revenues, which are generally more stable than national advertising revenues and which we impact directly through our own local sales force. We believe that with stronger revenue conditions and continued cost reduction efforts, along with effective local programming, we can increase operating margins.

Markets Served

      The following is a description of each of our stations and their markets. In the description, information concerning estimates of population, audience share and television households has been derived from the Nielsen Media Research dated November 2003 as estimated by the A.C. Nielsen Company. All other information is based on station estimates derived from local sources. In the description, the term “commercial station” means a television broadcasting station and does not include non-commercial television stations, cable program services or networks, or stations that do not meet the minimum Nielsen reporting standards and the term “audience share” means the audience share from 5:00 a.m. to 5:00 a.m. as reported in the Nielsen Media Research.

      Louisville, Kentucky is the 50th-largest DMA in the United States, with a population of approximately 1.5 million and approximately 624,000 television households. The average household income in the Louisville DMA is approximately $46,300. Total market revenues in the Louisville DMA in 2003 were approximately $98 million. Cable penetration in the market is estimated to be 64%. In March 2001, we acquired from Kentuckiana Broadcasting, the assets of WFTE, which we had previously operated under a local marketing agreement. For the November 2003 ratings period, WDRB ranked fourth in the Louisville DMA with an audience share of 7%, and WFTE ranked fifth in the Louisville DMA with an audience share of 3%. There are five other commercial television stations, owned by Liberty Corporation, Cascade Broadcasting, Word Broadcasting, Belo Corp. and Hearst-Argyle TV, and three public television stations licensed within the Louisville DMA.

      Champaign-Springfield and Decatur, Illinois is the 82nd-largest DMA in the United States, with a population of approximately 954,300 and approximately 378,600 television households. The average household income in this DMA is approximately $43,000. Total market revenues for television in this DMA in 2003 were approximately $40.3 million. Cable penetration in the market is estimated to be 71%. In March 2000, we acquired a two-thirds interest in WAND from LIN Television. LIN continues to own a one-third interest in WAND and provides management services. For the November 2003 ratings period, WAND ranked third in its market with an audience share of 10%. There are five other commercial television stations, owned by Nexstar Broadcasting Group, Sinclair Broadcast Group, Acme Television and Bahakel Communications, and four public television stations licensed within the Champaign-Springfield and Decatur DMA.

      Boise, Idaho is the 123rd-largest DMA in the United States, with a population of approximately 600,000 and approximately 225,000 television households. The average household income in the Boise DMA is approximately $44,500. Total market revenues in the Boise DMA in 2003 were approximately $32 million. Cable penetration in the market is estimated to be 40%. For the November 2003 ratings period, KTRV ranked fourth in its market with an audience share of 7%. There are four other commercial television stations, owned by Fisher Broadcasting, Journal Broadcasting Group, Banks Broadcasting and Belo Corp., and one public television station licensed within the Boise DMA.

      Lima, Ohio is the 185th-largest DMA in the United States, with a population of approximately 142,000 and approximately 70,850 television households. The average household income in the Lima DMA is approximately $39,700. Total market revenues in the Lima DMA in 2003 were approximately $9.6 million. Cable penetration in the market is estimated to be 77%. For the November 2003 ratings period, WLIO ranked first in its market with an audience share of 24%. There are three other commercial television stations, a Fox low-power affiliate and a UPN low-power affiliate both owned by Greg Phipps, and a Christian television station licensed within the Lima DMA.

Industry

      Television station revenues are primarily derived from local, regional and national advertising and, to a lesser extent, from network compensation and revenues from commercial production activities. Advertising rates are based upon a variety of factors, including a program’s popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the population and demographic makeup of the market served by the station, the availability of alternative advertising media in the market area and the effectiveness of the station’s sales force. Rates are also determined by a station’s overall ratings and share in its market, as well as the station’s ratings and share among particular demographic groups which an advertiser may be targeting. Advertising revenues are positively affected by the size and strength of local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the revenues of television stations.

Advertising Sales

      All network-affiliated stations are required to carry spot advertising sold by their networks, which reduces the amount of advertising spots available for sale by our stations. Our stations sell all of the remaining advertising to be inserted in network programming and all of the advertising in non-network programming excluding barter, retaining the revenues received from these sales. In 2003, approximately 96% of our broadcasting revenues came from the sale of time to national, local and regional, and political advertisers. Approximately 67% of our broadcast revenues came from local and regional advertising, 28% came from national advertising, 2% came from political advertising and our remaining revenues came from network compensation payments under our network affiliate agreements and miscellaneous sources. A national syndicated program distributor will often retain a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to the stations for such programming. These arrangements are called barter programming.

      Local and Regional Sales. Local and regional advertising time is sold by each station’s local sales staff who call upon advertising agencies and local businesses, which typically include car dealerships, retail stores, fast food franchisers and restaurants. Compared to revenues from national advertising accounts, revenues from local advertising are generally more stable and more controllable. We seek to attract new advertisers to television, and to increase the amount of advertising time sold to existing local advertisers, by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or co-promoting local events and activities.

      National Sales. National advertising time is sold through national sales representative firms which call upon advertising agencies, whose clients typically include automobile manufacturers and dealer groups, telecommunications companies and national retailers (some of which may advertise locally).

Network Affiliations

      Whether or not a station is affiliated with one of the four major networks (NBC, ABC, CBS or Fox) has a significant impact on the composition of the station’s revenues, expenses and operations. Except for Fox, a major network affiliate receives a significant portion of its programming each day from the network. Our stations are affiliated with their networks pursuant to an affiliation agreement, with the exception of our Fox stations that are governed by affiliation agreements that remain unsigned. WDRB and KTRV are affiliated with Fox; WAND is affiliated with ABC; WLIO is affiliated with NBC; and WFTE is affiliated with UPN.

      Our affiliation agreements provide the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during these broadcasts. In addition, for each hour that the station elects to broadcast network programming, the network pays the station a fee (with the exception of Fox and UPN), specified in the affiliation agreement, which varies with the time of day. Typically, “prime-time” programming generates the highest compensation payments. These compensation payments will not continue under the same trend in future periods.

      Our ABC affiliation agreement for WAND expires on September 4, 2005. The NBC affiliation agreement for WLIO expires on December 31, 2010. Our UPN affiliation agreement for WFTE expires on January 12, 2008.

Digital Television

      The digital television, or DTV, transmission system delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several programs concurrently) and possibly data transmissions. Digital television will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals or adapters to receive DTV signals and convert them into analog signals for display on existing receivers. Many of the Federal Communications Commissions (FCC) deadlines relating to DTV may be determined by the public acceptance and the penetration of consumer sets to receive digital television, and are subject to FCC periodic review.

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

      By May 1, 2002, all commercial television station licensees were required to complete construction and commence operating DTV facilities except to the extent that the FCC extended the deadline and allowed temporary low power operations in certain cases. WAND is operational at a full power level and has met all FCC requirements. In March 2004, the FCC allocated a digital channel to KTRV. As a result, KTRV will begin construction of digital facilities this year.

      In compliance with the FCC’s order, the three stations, WDRB, WFTE and WLIO, have completed a low power service construction phase and these stations are on the air operating under a Station Temporary Authorization, which permits low power operation. The low power construction complies with FCC rules and policies regarding digital television transmission build out and implementation. We expect that with the release of the channel assignment for KTRV a similar temporary low power solution will be utilized.

      The FCC will periodically review the progress of the DTV rollout and establish a deadline mandating when low power systems must be upgraded to full power signals that provide digital coverage to a broadcaster’s entire analog coverage area. When such a deadline is established, we must comply by upgrading our facilities. This is expected to occur prior to 2006 unless delayed by periodic FCC review.

      Once a station has began broadcasting its DTV signal, it may continue to broadcast both its analog and DTV signals until December 31, 2006, after which, subject to certain conditions described below, the FCC expects to reclaim one of the channels and broadcasters will operate a single DTV channel allocation. Starting April 1, 2003, commercial station operators must simulcast at least 50 percent of the video programming broadcast on their analog channel on their DTV channel. The required simulcast percentage increases annually until April 1, 2005, when an operator must simulcast 100 percent of its programming on its analog and DTV channels. The final retirement date on analog television will be another periodic review decision made by the FCC. At this mandated date the broadcaster must vacate one channel and return it to the FCC for further assignment or auction.

      Another aspect of digital implementation is that the networks are now providing program content in not only digital but in Digital High Definition format. Currently, only WAND is providing High-Definition pass through. In order for our other stations to pass the High Definition programming to our viewers, we will have to upgrade our microwave and parts of our digital transmitters and add additional equipment to our studios to permit passage of this premium network programming. We may have to begin implementation of the High Definition pass-through options in mid-2004. This is driven by the network contracts and public and business pressures.

      We estimate that approximately $9.2 million of capital expenditures after December 31, 2003 will be necessary to meet the DTV requirements for all of our stations discussed above.

Competition

      Television broadcasting stations face competition for advertising revenue, audience share and programming. Our competitive position depends, in part, on our signal coverage and assigned frequency and is materially affected by new and changing technologies, laws and regulations passed by Congress and federal agencies, including the FCC and the Federal Trade Commission, and other entertainment and communication industries.

      Our stations compete for advertising revenues with other television broadcasting stations in their respective markets and, to a lesser extent, with other advertising media such as radio stations, local cable systems, newspapers, magazines, outdoor advertising, yellow page directories, and direct mail operations serving the same market. We also indirectly compete with national television networks for national advertising.

      Stations compete for viewership generally against other activities in which one could choose to engage rather than watch television. Broadcast stations compete for audience share specifically on the basis of program popularity, which has a direct effect on advertising rates. A portion of our broadcast programming is supplied by the network affiliated with our station and during that time period, our ability to attract viewers is dependent on the performance of the network programming. During non-network time periods, we broadcast a combination of self-produced news, public affairs and other entertainment programming including syndicated programs. The development of new methods of video transmission, and in particular the growth of cable television and DBS, has significantly altered competition for audience share in the television industry by increasing the number of channels available to viewers. Home entertainment systems such as VCRs, DVRs, DVDs, and television game devices also compete for audience share. Future sources of competition include the transmission of video programming over broadband Internet and specialized “niche” programming targeted at very narrowly defined audiences.

      In acquiring programming to supplement network programming, network affiliates compete with other broadcasting stations in their markets. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Our stations compete for exclusive access to off-network reruns (such as “Friends”) and first-run products (such as “Jeopardy”) in their respective markets. Time Warner, Viacom and News Corp., each of which has a television network or cable broadcast stations, also own or control major production studios, which are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be made available to broadcast stations not affiliated with the studio. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories, unique features such as investigative reporting and coverage of community events, and to secure broadcast rights for regional and local sporting events.

      For more than a decade, our Louisville stations had the local broadcast rights for the University of Louisville football and men’s basketball games. Our rights expire after the 2004-2005 basketball season. Currently, we believe these rights will not be renewed. In 2003, our Louisville stations reported net revenues and operating income related to the broadcast of University of Louisville events totaling $2.0 million and $812,000, respectively.

Other Operations

      Buckeye TeleSystem, Inc. is a competitive local exchange carrier which provides facilities-based business telephony primarily in the Toledo market serviced by Buckeye CableSystem. Our telecom system offers services ranging from business voice lines to high bandwidth data lines to mid- to large-size businesses. Buckeye TeleSystem generated revenues and operating income of $17.6 million and $2.9 million, respectively, for the year ended December 31, 2003.

      Corporate Protection Services (CPS), based in Toledo, designs and installs residential and light commercial security and fire alarm systems primarily in Toledo but also in other locations throughout the country. From its Toledo monitoring facility, CPS provides 24-hour monitoring services for security systems in Toledo and elsewhere. For the year ended December 31, 2003, CPS generated revenues and an operating loss from continuing operations of $2.2 million and $535,000, respectively. The loss from discontinued operations of $956,000, before tax, includes revenues of $3.1 million, operating expenses of $3.7 million, and loss on disposal of assets of $333,000, for the year ended December 31, 2003.

      Community Communication Services, Inc. provided printing and door-to-door delivery of advertising circulars in the greater Toledo metropolitan area. For the year ended December 31, 2003, the loss from discontinued operations of $461,000 includes revenues of $151,000, operating expenses of $377,000, and a loss on disposal of assets of $236,000.

      During 2003, we reorganized various operations within the non-reportable other communications segment. Effective May 31, 2003, we suspended the operations of Community Communication Services, Inc. Effective December 31, 2003, we sold the net assets of certain divisions of Corporate Protection Services, Inc. and ceased operating those divisions. The disposed divisions were previously involved in the sale, installation, and testing of commercial security and fire protection systems. CPS will continue to provide sales, installation, and monitoring of residential security and fire protection systems. We feel the residential model complements the residential services offered by our other companies. We do not expect this reorganization to have a material impact on our liquidity, financial condition, or continuing results of operations.

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

      A rulemaking proceeding has been pending at the FCC since June 2002, in which the FCC is examining many issues related to its cable rate regulation rules and considering whether any existing regulations should be eliminated or revised in an attempt to streamline the regulatory process while still providing protection to consumers. We are unable to predict the outcome of this proceeding or its effects upon our business.

      Existing regulations require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier.

      Carriage of Television Broadcasting Signals. The 1992 Cable Act contains signal carriage requirements which allow full-power commercial television broadcasting stations that are “local” to a cable television system (i.e., the system is located in the station’s designated market area) to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for “retransmission consent” to carry the station. The next election between must-carry and retransmission consent will occur October 1, 2005. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to the mandatory carriage requirements or retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, on cable systems with the principal head-end located within the larger of: (i) a 50-mile radius from the station’s city of license or (ii) the station’s Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all “distant” commercial broadcast stations, except for certain “superstations” (i.e., commercial satellite-delivered independent stations such as WGN). To date, compliance with the “retransmission consent” and “must carry” provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC has initiated a rulemaking proceeding on the carriage of television signals in digital formats. The outcome of this proceeding could have a material effect on the number of services that a cable operator will be required to carry.

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

      Franchising authorities may generally impose franchise fees of up to 5% of a cable television system’s annual gross revenues, excluding revenues derived from telecommunications services. In addition, state and local governments may also be able to exact some compensation for the use of public rights-of-way. In March 2002, the FCC ruled that cable modem service, which provides high-speed access to the Internet, is not a cable television service. Since that initial ruling, the question of whether cable companies are legally authorized to collect franchise fees on cable-modem service and pass those fees on to local governments has been widely debated and has become the subject of litigation. Like virtually every other cable company in the country, we have stopped collecting these fees.

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

      A series of federal appellate decisions on the FCC’s rate formulas and policies have provided more certainty and clarity for cable operators as they negotiate with utility companies.

      Local Television/ Cable Cross-Ownership Rule. In February 2002, the Court of Appeals for the District of Columbia Circuit vacated the FCC’s rule prohibiting any cable television system (including all parties under common control) from carrying the signal of any television broadcasting station that has a predicted service area that overlaps, in whole or in part, the cable system’s service area, if the cable system (or any of its attributable principals) has an attributable interest in the television station. On remand, the FCC eliminated the rule.

      Local Exchange Carriers/ Cable Television Cross-Ownership. The 1996 Act generally restricts local exchange carriers and cable operators from holding more than a 10% financial interest or any management interest in the other’s operations within their service area or from entering joint ventures or partnerships with cable operators in the same market. These “buy-out” restrictions are subject to four general exceptions, which include population density and competitive market tests. The FCC may waive the buyout restrictions if it determines that:

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

      General Ownership Limitations. The Communications Act generally prohibits the Company from owning and/or operating a Satellite Master Antenna Television System (SMATV) or a wireless cable system in any area where the Company provides franchised cable service. However, the cable/ SMATV and the cable/wireless cable cross-ownership rules are inapplicable in any franchise area where the operator faces “effective competition,” or where the cable operator owned the SMATV system prior to the 1992 Cable Act. In addition, the FCC’s rules permit a cable operator to offer service through SMATV systems in the operator’s existing franchise area so long as the service is offered according to the terms and conditions of the cable operator’s local franchise agreement.

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

      The Communications Act requires cable operators, upon the request of a subscriber, to scramble or otherwise fully block any adult channel the subscriber does not wish to receive. The Communications Act also contains restrictions on the transmission by cable operators of obscene or indecent programming. A three-judge federal district court determined that certain statutory restrictions regarding channels primarily dedicated to sexually oriented programming were unconstitutional, and the United States Supreme Court recently affirmed the lower court’s ruling.

      The Communications Act and the FCC’s rules also include provisions concerning, among other things:

•	customer service;

•	subscriber privacy;

•	marketing practices;

•	equal employment opportunity; and

•	the regulation of technical standards and equipment compatibility.

      Inside Wiring Regulations. The FCC adopted cable inside wiring rules to provide specific procedures for the disposition of residential home wiring and internal building wiring where a subscriber terminates service or where an incumbent cable operator is forced by a building owner to terminate service in a multiple dwelling unit (MDU) building. These rules are intended to facilitate competition. Unless operators retain rights under state statutory or common law to maintain ownership rights in the wiring, MDU owners could use these new rules to pressure cable operators without MDU service contracts to either sell, abandon or remove internal wiring carrying voice as well as video communications and to terminate service to MDU subscribers.

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

      The FCC prohibits the assignment or the transfer of control of a broadcasting license without prior FCC approval.

Ownership Matters

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

      In April 2002, the U.S. Court of Appeals for the District of Columbia Circuit remanded the television local-ownership rule to the FCC for further consideration. The court held that the FCC had not adequately explained its decision to consider as “voices” only television broadcast stations, while excluding other media outlets such as newspapers and cable television. Following remand, on June 2, 2003 the FCC modified and somewhat loosened its local-ownership rules. The new rules are on appeal to the U.S. Court of Appeals for the Third Circuit, which has stayed the new rules pending judicial review. The old rules remain in effect pending that review.

      National Ownership. There is no nationwide limit on the number of television stations that a party may own. But the FCC has maintained a rule that no party may have an attributable interest in television stations which, in the aggregate, reach more than 35% of all U.S. television households. In calculating the national audience reach, ownership of a VHF station is counted as reaching 100% of the households in such station’s market, and ownership of a UHF station is counted as 50% of the households in such station’s market. The stations we own have a combined national audience reach of approximately 1% of television households. In February 2002, the U.S. Court of Appeals for the District of Columbia Circuit determined that the FCC’s statutorily required biennial review of its national ownership rule had been arbitrary and capricious, and it, therefore, remanded the rule to the FCC for its further review and consideration. On remand, the FCC raised the aggregate limit to 45%. But Congress then acted, in January 2004 passing a statute that set the aggregate limit at 39%.

      Radio Television Cross-Ownership Rule. The “one-to-a-market” rule limits the common ownership or control of radio and television stations in the same market. In August 1999, the FCC amended its rules to increase the number of stations that may be commonly owned, subject to standards based on the number of independently owned media voices that would remain in the market after the combination. In markets with at least twenty independently owned media outlets, ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media outlets is fewer than twenty but greater than or equal to ten, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than ten independent media voices, ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media voices, the FCC includes all radio and television stations, independently owned cable systems (counted as one voice if cable is generally available in the market), and independently owned daily newspapers which have circulation that exceeds five percent of the households in the market. On June 2, 2003, the FCC slightly modified its rule. The modified rule is on appeal to the U.S. Court of Appeals for the Third Circuit, which has stayed the new rule pending judicial review.

      Local Television/Cable Cross-Ownership Rule. In February 2002, the Court of Appeals for the District of Columbia Circuit vacated the FCC’s rule prohibiting any cable television system (including all parties under common control) from carrying the signal of any television broadcasting station that has a predicted service area that overlaps, in whole or in part, the cable system’s service area, if the cable system (or any of its attributable principals) has an attributable interest in the television station. On remand, the FCC eliminated the rule.

      Local Television/Newspaper Cross-Ownership Rule. In September 2001, the FCC launched a formal proceeding examining whether to retain, modify or eliminate the television/newspaper and radio/newspaper cross-interest rules prohibiting any party from having an attributable interest in a television station and a daily newspaper if the television station’s Grade A signal contour encompasses the entire community in which the newspaper is published. (A similar rule applies to radio/newspaper combinations.) In June 2003, the FCC substantially modified its rule to permit common ownership in most markets. The modified rule is on appeal to the U.S. Court of Appeals for the Third Circuit, which has stayed the new rule pending judicial review.

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

      Direct-to-Home Satellite Services and Must-Carry. In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999, or SHVIA. This statute authorizes providers of direct broadcast satellite services such as Direct TV and EchoStar to carry the signals of local television stations within such stations’ local markets (“local-into-local” service). In addition, SHVIA imposes must-carry requirements on satellite providers with respect to the markets in which they provide local-into-local service. Television stations in such markets may elect between must-carry and retransmission consent in a manner similar to that applicable in the cable context. The law expires on December 31, 2004, but is widely expected to be re-enacted.

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

      Children’s Television Programming. The Children’s Television Act of 1990 limits the permissible amount of commercial matter that may be broadcast during children’s programming, and it requires each television station to present “educational and informational” children’s programming. The FCC has adopted license renewal processing guidelines effectively requiring television stations to broadcast an average of three hours per week of children’s educational programming. In a pending proceeding, the FCC is considering what requirements, if any, regarding children’s programming should apply to digital television.

      Closed Captioning/ Video Description. The FCC has adopted rules requiring closed captioning of broadcast television programming. By January 1, 2006, subject to certain exceptions, television broadcasters must provide closed captioning for 100% of their programming.

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

      Decency. Several bills are pending in Congress that would increase the monetary penalties, and also make license forfeiture a possible penalty, for the broadcast of indecent material.

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

      By May 1, 2002, all commercial television station licensees were required to complete construction and commence operating DTV facilities except to the extent that the FCC extended the deadline in certain cases. Our stations are in compliance with the deadlines applicable to them.

      We estimate that approximately $9.2 million of capital expenditures after December 31, 2003 will be necessary to meet the DTV requirements for all of our stations.

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

Employees

      As of December 31, 2003, we had approximately 2,900 full-time and part-time employees. Of these, approximately 380 were employed in cable television, 2,080 in newspaper publishing, 250 in television broadcasting and 190 in other operations and general corporate.

      Substantially all non-management employees of our newspapers are represented by various labor unions. The current labor agreements with the seven unions with a total of 13 bargaining units representing the employees of the Post-Gazette run through December 31, 2006. Four unions with a total of eight bargaining units represent the employees of The Blade under labor agreements that run through March 21, 2006. We believe that our relations with our newspaper employees are good.

      In addition to our newspaper employees, as of December 31, 2003, we had approximately 140 employees in our cable television and related companies who were represented by the Brotherhood of Teamsters under four separate collective bargaining agreements. Those four agreements expire, respectively, in October 2004, January 2007, May 2007 and October 2008. Our relations with each of these four units are harmonious. We believe that overall our employee relations are good.

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

      The following table sets forth certain information regarding our significant properties:

Cable Television

		Owned or	Approximate	Expiration
Company/Property Location	Use	Leased	Size	of Lease

Buckeye CableSystem
Toledo, OH	Office space	Leased	1,430 sf	September 2005
Toledo, OH	Office space	Leased	1,600 sf	July 2005
Toledo, OH	Office space	Owned	35,690 sf	—
Toledo, OH	Operations center (headend)	Owned	36,000 sf	—
Temperance, MI	Bedford headend	Leased	375 sf	December 2011
Toledo, OH	Operations center warehouse	Owned	9,200 sf	—
Toledo, OH	Hub site	Owned	800 sf	—
Toledo, OH	Hub site	Owned	720 sf	—
Toledo, OH	Hub site	Owned	300 sf	—
Toledo, OH	Hub site	Owned	160 sf	—
Toledo, OH	Hub site	Leased	60 sf	February 2023
Toledo, OH	Hub site	Leased	60 sf	November 2023
Toledo, OH	Hub site	Leased	60 sf	August 2022
Toledo, OH	Hub site	Leased	60 sf	August 2022
Toledo, OH	Hub site	Leased	60 sf	October 2022
Toledo, OH	Hub site	Leased	60 sf	April 2023
Toledo, OH	Hub site	Leased	160 sf	September 2022
Toledo, OH	Hub site	Leased	160 sf	November 2022
Toledo, OH	Hub site	Leased	160 sf	February 2023
Toledo, OH	Hub site	Leased	160 sf	June 2022
Toledo, OH	Hub site	Leased	120 sf	June 2023
Toledo, OH	Hub site	Owned	240 sf	—
Erie County CableSystem
Sandusky, OH	Office space	Leased	16,750 sf	June 2015
Erie Co., OH	Headend	Owned	2,823 sf	—
Erie Co., OH	Warehouse	Owned	1,536 sf	—
Sandusky, OH	Warehouse	Leased	17,000 sf	August 2004

Publishing

		Owned or	Approximate	Expiration
Company/Property Location	Use	Leased	Size	of Lease

Pittsburgh Post-Gazette:
Pittsburgh, PA	Printing plant/office	Owned	230,400 sf	—
Pittsburgh, PA	Office space	Leased	360 sf	Month to month
Greensburg, PA	Office space	Leased	450 sf	Month to month
Pittsburgh, PA	Inserting facility	Owned	33,565 sf	—
Pittsburgh, PA	Garage	Owned	19,655 sf	—
Bethel Park, PA	Distribution center	Leased	10,000 sf	July 2005
Carnegie, PA	Distribution center	Leased	10,300 sf	Month to month
Coraopolis, PA	Distribution center	Leased	8,800 sf	Month to month
Cranberry, PA	Distribution center	Leased	9,000 sf	April 2004
Donora, PA	Distribution center	Leased	10,000 sf	March 2005
Gibsonia, PA	Distribution center	Leased	10,000 sf	February 2006
Houston, PA	Distribution center	Leased	10,000 sf	Month to month
Lawrence, PA	Distribution center	Leased	10,200 sf	September 2004
McKeesport, PA	Distribution center	Leased	10,000 sf	May 2004
Monaca, PA	Distribution center	Leased	7,500 sf	Month to month
Monroeville, PA	Distribution center	Leased	10,600 sf	February 2009
Pittsburgh, PA	Distribution center	Leased	14,700 sf	March 2007
Pittsburgh, PA	Distribution center	Leased	13,500 sf	Month to month
Pittsburgh, PA	Distribution center	Leased	10,000 sf	December 2008
Sharpsburg, PA	Distribution center	Leased	10,200 sf	March 2006
Tarentum, PA	Distribution center	Leased	7,500 sf	Month to month
West Mifflin, PA	Distribution center	Leased	10,100 sf	Month to month
Wilkinsburg, PA	Distribution center	Leased	17,000 sf	May 2005

The Blade:
Toledo, OH	Main building and printing plant	Owned	160,000 sf	—
Toledo, OH	Inserting facility	Leased	20,000 sf	June 2009
Holland, OH	Distribution center	Leased	10,900 sf	March 2012
Northwood, OH	Distribution center	Leased	9,800 sf	January 2010
Perrysburg, OH	Distribution center	Leased	10,000 sf	August 2008
Sylvania Twp., OH	Distribution center	Leased	10,000 sf	March 2008
Toledo, OH	Distribution center	Leased	11,920 sf	January 2013
Toledo, OH	Distribution center	Leased	12,500 sf	September 2005
Toledo, OH	Distribution center	Leased	10,000 sf	June 2009
Toledo, OH	Distribution center	Leased	9,800 sf	April 2012
Toledo, OH	Circulation department	Owned	1,300 sf	—
Toledo, OH	Office space	Owned	35,000 sf	—

Television Broadcasting

		Owned or	Approximate	Expiration
Company/Property Location	Use	Leased	Size	of Lease

Independence Television Co.
Louisville, KY	Office space	Owned	35,000 sf	—
Floyd County, IN	Tower	Owned	72 acres	—
Floyd County, IN	Satellite dish site	Leased	1 acre	2015
Idaho Independent Television
Boise County, ID	Tower site	Leased	200 sf	July 2006
Nampa, ID	Site for satellite dishes	Leased	10,000 sf	October 2005
Nampa, ID	Office space	Owned	10,000 sf	—
Lima Communications Corp.
Lima, OH	Office space and tower	Owned	10,890 sf	—
WLFI-TV, Inc. (WAND)
Decator, IL	Office space, entertainment and tower	Owned	18,500 sf	—
Argenta, IL	Tower	Owned	2,200 sf	—
Danville, IL	Equipment	Leased	240 sf	March 2006

Miscellaneous

		Owned or	Approximate	Expiration
Company/Property Location	Use	Leased	Size	of Lease

Block Communications, Inc.
Toledo, OH	Condominium	Owned	1,500 sf	—
Corporate Protection Service, Inc.
Toledo, OH	Central Station	Leased	2,000 sf	Month to Month
Toledo, OH	Office and warehouse space	Leased	20,000 sf	June 2006
Community Communication Services, Inc.
Holland, OH	Office and warehouse space	Leased	22,000 sf	June 2004

      Many of these properties are subject to liens securing our senior credit facilities.

Item 3.	Legal Proceedings

      In the ordinary course of our business, we are involved in a number of lawsuits and administrative proceedings. While uncertainties are inherent in the final outcome of these matters, management believes, after consultation with legal counsel, that the disposition of these proceedings should not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Shares of our Class A and Voting and Non-voting Common Stock are owned 100% by members of the Block family and are not publicly traded. There are four holders of our Voting Common Stock, 29 holders of our Non-voting Common Stock and 13 holders of our Class A Stock.

      We declare and pay cash dividends on our Class A and Common Stock. During the years ended December 31, 2003 and 2002, we paid $75,000 and $82,000 of dividends on Voting Common Stock, respectively, and $1.1 million and $1.2 million of dividends on Non-voting Common Stock, respectively. We also paid $63,000 of dividends on Class A Stock in each of the years ended December 31, 2003 and 2002. The frequency and amount of dividend payments are determined by the Board of Directors and reviewed quarterly. The covenants within our senior credit facilities limit the amount of annual cash dividends to $2.0 million or 50% of excess cash flow, which ever is higher but not greater than $3.0 million per year. Our future dividend policy will be determined by the Board of Directors on the basis of various factors, including our results of operations, financial performance, and capital requirements.

      In 2003, we issued 1,808 shares of our Non-Voting Common Stock to members of our Executive Committee as incentive compensation. The issuance of these shares to members of the Executive Committee was exempt from registration as a private placement under Section 4(2) of the Securities Act of 1933.

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

BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(in thousands except operating data)
Income Statement Data:
Revenue:
Cable(1)	$75,414	$82,110	$89,420	$101,474	$109,534
Publishing	275,827	286,717	264,679	257,256	251,334
Broadcasting(2)	36,293	42,531	35,184	39,964	39,406
Other Communications	5,159	9,603	17,931	20,153	19,784

	392,693	420,961	407,214	418,847	420,058
Expense:
Cable	62,846	74,535	84,578	91,404	100,508
Publishing	263,951	277,312	262,799	249,187	252,879
Broadcasting	34,221	37,099	36,973	36,313	36,693
Other Communications	8,997	12,614	18,855	17,699	17,452
Corporate general and administrative	1,524	4,152	2,705	6,046	4,398

	371,539	405,712	405,910	400,649	411,930

Operating income	21,154	15,249	1,304	18,198	8,128
Nonoperating income (expense):
Interest expense	(11,243)	(14,175)	(19,486)	(22,952)	(19,633)
Gain on disposition of Monroe Cablevision	—	—	—	21,141	—
Gain on disposition of WLFI-TV, Inc.	—	22,339	—	—	—
Loss on early extinguishment of debt	—	—	—	(8,990)	—
Loss on impairment of intangible asset	—	—	—	—	(8,378)
Change in fair value of interest rate swaps	—	—	(5,340)	(733)	3,908
Investment income	200	106	47	126	1,110

	(11,043)	8,270	(24,779)	(11,408)	(22,993)

Income (loss) from continuing operations before income taxes and minority interest	10,111	23,519	(23,475)	6,790	(14,865)
Provision (credit) for income taxes(3)	4,626	9,540	(6,596)	2,936	27,608

Income (loss) before minority interest	5,485	13,979	(16,879)	3,854	(42,473)
Minority interest	—	(427)	235	(477)	2,861

Net income (loss) from continuing operations	5,485	13,552	(16,644)	3,377	(39,612)
Loss on discontinued operations, net of tax benefit(4)	(144)	(771)	(1,213)	(837)	(960)

Net income (loss)	$5,341	$12,781	$(17,857)	$2,540	$(40,572)

Balance Sheet Data:
Cash and cash equivalents	$5,715	$4,213	$5,883	$9,782	$11,461
Total assets	388,302	464,190	485,554	511,725	478,681
Total funded debt(5)	166,109	213,356	237,264	252,778	268,165
Stockholders’ equity (deficit)	51,198	61,390	37,583	20,646	(27,314)
Cable Operating Data (unaudited):
Homes passed	250,893	253,903	255,852	246,546	249,879
Basic subscribers	159,294	158,537	157,341	152,392	149,178
Basic penetration	63.5%	62.4%	61.5%	61.8%	59.7%
Premium units	62,362	69,649	70,909	70,160	61,458
Premium penetration	39.1%	43.9%	45.1%	46.0%	41.2%
Cable modem subscribers	1,484	7,022	15,221	22,656	29,807
Digital subscribers	—	—	7,846	26,092	38,073
Average monthly revenue per basic subscriber(6)	$39.48	$42.88	$47.11	$54.93	$60.35
Publishing Operating Data (unaudited):
Daily circulation(7)	389,737	381,643	380,646	385,070	384,600
Sunday circulation(7)	631,711	611,005	603,485	601,405	593,883
Other Data:
Cable cash flow (unaudited)(8)	$28,200	$30,063	$32,135	$37,278	$41,808
Publishing cash flow (unaudited)(8)	25,787	23,851	15,785	19,558	9,391
Broadcasting cash flow (unaudited)(8)	5,578	8,009	3,088	7,164	5,888
Adjusted EBITDA (unaudited)(9)	56,369	56,873	50,276	65,660	61,551
Depreciation and amortization	40,551	48,662	55,533	54,903	57,820
Capital expenditures	66,702	80,340	62,154	32,031	55,070

(1)	Effective March 29, 2002 we consummated an asset exchange agreement with Comcast Corp. which resulted in an exchange of 100% of the assets of Monroe Cablevision for 100% of the assets of Comcast’s Bedford, Michigan operations plus a cash payment to us of $12.1 million. Results of the acquired system are included from the date of acquisition, and pro-forma amounts are not material.

(2)	Effective April 1, 2000, we acquired a two-thirds interest in WAND Television, Inc. in exchange for the assets of WLFI-TV, Inc. On March 30, 2001, we purchased WFTE TV. Results of the acquired stations are included from the date of acquisition, and pro-forma amounts are not material.

(3)	In 2003, the company recognized a $31.6 million charge to record a full valuation allowance against its deferred tax assets.

(4)	Effective May 31, 2003, the Company suspended operations of Community Communication Services, Inc. (CCS). Effective December 31, 2003 the Company sold the net assets of certain divisions of Corporate Protection Services, Inc. (CPS) and ceased operating those divisions. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of CCS and the affected divisions of CPS are reported separately from results of continuing operations for all periods presented.

(5)	Total funded debt includes the balances outstanding under the subordinated notes, senior credit facilities, and capital leases. Total funded debt does not include the $4.1 million and $7.7 million adjustment to the carrying value of underlying debt recorded as of December 31, 2003 and December 31, 2002, respectively, in accordance with SFAS No. 133.

(6)	Represents average monthly revenues for the period divided by the average number of basic subscribers throughout the period.

(7)	Circulation numbers are based on the average paid circulation for the 12 months ended March 31 of each year for the Post-Gazette and for the 12 months ended September 30 of each year for The Blade, in each case as set forth in the ABC Audit Report for such period.

(8)	Cable, publishing and broadcasting cash flow represents each segment’s adjusted EBITDA. The individual segment’s net income does not include corporate general and administrative expenses. A reconciliation of adjusted EBITDA (cash flow) to net income by segment is provided below.

(9)	Adjusted EBITDA is defined as net income before provision for income taxes, interest expense, depreciation and amortization (including amortization of broadcast rights), other non-cash charges, gains or losses on disposition of assets, and extraordinary items and after payments for broadcast rights. Adjusted EBITDA is not, and should not be used as, an indicator of or alternative to operating income, net income or cash flow as reflected in our financial statements, is not intended to represent funds available for debt service, dividends or other discretionary uses, is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. A reconciliation of adjusted EBITDA to net income is provided below.

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(in thousands)
Reconciliation of cable cash flow:
Net income	$8,653	$5,464	$2,721	$7,003	$6,345
Adjustments to net income:
Provision for income taxes	3,916	2,111	2,126	3,072	2,685
Depreciation	15,282	22,123	27,166	26,681	30,010
Amortization of intangibles and deferred charges	46	46	44	559	739
Amortization of broadcast rights	339	384	382	324	302
Film payments	(336)	(362)	(286)	(223)	(319)
(Gain) loss on disposal of assets	300	297	(18)	(138)	2,046

Cable cash flow (unaudited)(8)	$28,200	$30,063	$32,135	$37,278	$41,808

Reconciliation of publishing cash flow:
Net income (loss)	$3,582	$1,842	$(2,211)	$2,345	$(3,344)
Adjustments to net income:
Interest expense	2,832	2,424	2,118	1,814	1,742
Provision for income taxes	5,462	5,139	1,973	3,911	58
Depreciation	11,507	11,978	11,382	11,299	10,566
Amortization of intangibles and deferred charges	2,486	2,486	2,486	353	353
(Gain) loss on disposal of assets	(82)	(18)	37	(164)	16

Publishing cash flow (unaudited)(8)	$25,787	$23,851	$15,785	$19,558	$9,391

Reconciliation of broadcasting cash flow:
Net income (loss)	$1,165	$3,532	$(1,216)	$2,410	$(3,889)
Adjustments to net income:
Provision (credit)for income taxes	906	1,474	(302)	784	1,093
Depreciation	1,739	1,973	2,528	2,660	2,874
Amortization of intangibles and deferred charges	44	594	781	17	17
Amortization of broadcast rights	6,964	5,935	6,129	6,814	6,718
Film payments	(5,217)	(5,523)	(4,831)	(5,521)	(6,614)
(Gain) loss on disposal of assets	(23)	24	(1)	—	76
Loss on impairment of intangible, net of minority interest	—	—	—	—	5,613

Broadcasting cash flow (unaudited)(8)	$5,578	$8,009	$3,088	$7,164	$5,888

Reconciliation of adjusted EBITDA:
Net income (loss)	$5,341	$12,780	$(17,857)	$2,540	$(40,572)
Adjustments to net income:
Interest expense	11,243	14,175	19,486	22,952	19,633
Provision (credit) for income taxes	4,556	9,176	(7,132)	2,728	27,151
Depreciation	30,352	38,865	44,601	44,753	47,716
Amortization of intangibles and deferred charges	2,897	3,478	4,422	3,011	3,084
Amortization of broadcast rights	7,302	6,319	6,510	7,138	7,020
Film payments	(5,552)	(5,885)	(5,117)	(5,744)	(6,933)
(Gain) loss on disposal of assets	230	304	23	(300)	2,178
Change in fair value of derivatives	—	—	5,340	733	(3,908)
Loss on early extinguishment of debt	—	—	—	8,990	—
Gain on sale of WLFI-TV, Inc.	—	(22,339)	—	—	—
Gain on sale of Monroe Cablevision	—	—	—	(21,141)	—
Loss on impairment of intangible, net of minority interest	—	—	—	—	5,613
Loss on disposal of discontinued operations	—	—	—	—	569

Adjusted EBITDA (unaudited)(9)	$56,369	$56,873	$50,276	$65,660	$61,551

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the notes thereto included elsewhere in this report.

Overview

      We are a privately held diversified media company with our primary operations in cable television, newspaper publishing and television broadcasting. We provide cable television service to the greater Toledo, Ohio metropolitan area (Buckeye CableSystem) and the Sandusky, Ohio area (Erie County CableSystem). At December 31, 2003, we had approximately 149,000 subscribers. We publish two daily metropolitan newspapers, the Pittsburgh Post-Gazette in Pittsburgh, Pennsylvania, and The Blade in Toledo, Ohio, each of which is the leading publication in its market. The aggregate average daily and Sunday paid circulation of our two newspapers is approximately 384,600 and 593,850, respectively. We own and operate four television stations: two in Louisville, Kentucky, and one each in Boise, Idaho and Lima, Ohio; and we are a two-thirds owner of a television station in Decatur, Illinois. We also have other communication operations including a telephony business and a home security business.

      For the year ended December 31, 2003, we had revenues, adjusted EBITDA, operating income and a net loss of $420.1 million, $61.6 million, $8.1 million and $40.6 million, respectively. During the fourth quarter of 2003, we recorded a valuation allowance on our deferred tax assets of $31.6 million. A reconciliation of adjusted EBITDA and related discussion is provided below.

      During 2003, we reorganized various operations within the non-reportable other communications segment. Effective May 31, 2003, we suspended the operations of Community Communication Services, Inc. (CCS), an alternative advertising distribution company. Effective December 31, 2003, we sold the net assets of certain divisions of Corporate Protection Services, Inc. (CPS) and ceased operating those divisions. The disposed divisions were previously involved in the sale, installation, and testing of commercial security and fire protection systems. CPS will continue to provide sales, installation, and monitoring of residential security and fire protection systems. We feel the residential model compliments the residential services offered by our other companies. We do not expect this reorganization to have a material impact on our liquidity, financial condition, or continuing results of operations.

     Revenues

      Most cable revenue is derived from monthly subscription fees for our cable services, including basic and digital cable and high-speed data services, installation and equipment rental charges, pay-per-view programming charges, and the sale of available advertising spots on advertiser-supported programming. Cable revenue is affected by the timing of subscriber rate increases, subscriber fluctuations, the demand for advanced cable products, the amount of pay-per-view programming available to us and the demand for that programming, and the demand for advertising spots.

      The majority of publishing revenue is derived from the sale of advertising space and from subscription and single copy sales of our newspapers. Advertising revenue was 80.1%, 79.9%, and 79.8% of newspaper revenue for 2001, 2002, and 2003, respectively. Publishing revenue fluctuates with the general condition of the local and national economy. Seasonal revenue fluctuations are also common in the newspaper industry, due primarily to fluctuations in expenditure levels by local and national advertisers.

      The principal source of television broadcasting revenue is the sale of broadcasting time on our stations for advertising. Broadcasting revenue fluctuates with the general condition of the local and national economy. Broadcasting revenue also fluctuates from year to year, due to variations in the amount of political advertising, and seasonally, due to fluctuations in expenditure levels by local and national advertisers.

      Other communications revenue consists of sales in our non-reportable segments, including our telecom, and home security and alarm monitoring businesses.

Operating Expenses

      Cable expenses include programming expenses, salaries and benefits of technical personnel, depreciation and amortization, and selling, general and administrative expenses. Selling, general and administrative expenses include customer service functions, accounting and billing services, office administration expenses, property taxes and corporate charges for support functions. Basic cable programming expenses were 23.9%, 24.6%, and 23.7% of cable operating expense for 2001, 2002, and 2003, respectively. Depreciation and amortization expense relates primarily to the capital expenditures associated with the rebuild and expansion of our cable systems, along with the deployment of advanced cable products, including digital and high-speed cable modems. Depreciation expense has been accelerated in various reporting periods to reflect the anticipated completion dates of the rebuilds and the subsequent write-off of assets.

      Publishing expenses include employee salaries and benefits, newsprint and ink expense, depreciation and amortization, and selling, general and administrative expenses. Selling, general and administrative expenses include corporate charges for support functions. Salaries and benefits are the largest operating expense of our newspaper publishing segment. Newsprint, ink and related costs are our second largest operating expense for this segment accounting for 14.9%, 11.9%, and 12.1% of newspaper operating expenses for 2001, 2002, and 2003, respectively. Newsprint prices fluctuate with the market, based on the supply and demand for newsprint.

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

Depreciation and Amortization

      Depreciation and amortization relates primarily to the capital expenditures associated with the rebuild and expansion of our cable systems, publishing facilities and telephony facilities. As a result of our plan to continue to invest in our cable systems, publishing properties and telephony facilities and to convert our television stations to full-power digital-capable broadcasting, we expect to report higher levels of depreciation and amortization than are reflected in our historical consolidated financial statements.

Adjusted EBITDA

      We define adjusted EBITDA as net income before provision for income taxes, interest expense, depreciation and amortization (including amortization of broadcast rights), and other non-cash charges, gains or losses on disposition of assets, and extraordinary items and after payments for broadcast rights. When we present adjusted EBITDA for our business segments, we exclude certain expenses consisting primarily of corporate general and administrative expenses that have not been allocated to individual segments. Corporate general and administrative expenses were $2.7 million, $6.0 million, and $4.4 million for 2001, 2002, and 2003, respectively.

      Other media companies may measure EBITDA in a different manner. We have included adjusted EBITDA data because such data is commonly used as a measure of performance for media companies and is also used by investors to measure a company’s ability to service debt. Adjusted EBITDA is not, and should not be used as, an indicator of or alternative to operating income, net income or cash flow as reflected in our consolidated financial statements, is not intended to represent funds available for debt service, dividends or other discretionary uses, is not a measure of financial performance under accounting principles generally accepted in the United States, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. Refer to our financial statements, including our statement of cash flows, which appear elsewhere in this report. The following calculations of adjusted EBITDA are not necessarily comparable to similarly titled amounts of other companies. For a reconciliation of adjusted EBITDA to net income, see item 6 “Selected Financial Data” above, or “Results of Operations” below.

Results of Operations

      The following table summarizes our consolidated historical results of operations and consolidated historical results of operations as a percentage of revenue for the years ended December 31, 2003, 2002 and 2001. It also provides a reconciliation of net income to adjusted EBITDA.

Block Communications, Inc. and Subsidiaries

Results of Operations

	Year Ended December 31,

	2003		2002		2001

Revenue:
Publishing	$251,333,791	59.8%	$257,256,343	61.4%	$264,678,678	65.0%
Cable	109,533,677	26.1	101,473,858	24.2	89,420,000	22.0
Broadcasting	39,406,282	9.4	39,964,031	9.5	35,183,897	8.6
Other Communications	19,784,459	4.7	20,152,011	4.8	17,931,004	4.4

	420,058,209	100.0	418,846,243	100.0	407,213,579	100.0
Expense:
Publishing	252,878,514	60.2	249,186,956	59.5	262,798,933	64.5
Cable	100,508,243	23.9	91,403,840	21.8	84,578,461	20.8
Broadcasting	36,693,290	8.7	36,312,941	8.7	36,972,664	9.1
Other Communications	17,451,402	4.2	17,699,243	4.2	18,854,358	4.6
Corporate general and administrative	4,398,354	1.0	6,045,826	1.4	2,705,412	0.7

	411,929,803	98.1	400,648,806	95.7	405,909,828	99.7

Operating income	8,128,406	1.9%	18,197,437	4.3%	1,303,751	0.3%
Nonoperating income (expense):
Interest expense	(19,633,266)		(22,952,372)		(19,486,186)
Gain on disposition of Monroe Cablevision	—		21,140,829		—
Change in fair value of interest rate swaps	3,908,162		(732,748)		(5,340,046)
Loss on impairment of intangible asset	(8,378,058)		—		—
Loss on extinguishment of debt	—		(8,989,786)		—
Investment income	1,110,158		126,221		47,452

	(22,993,004)		(11,407,856)		(24,778,780)

Income (loss) from continuing operations before income taxes and minority interest	(14,864,598)		6,789,581		(23,475,029)
Provision (credit) for income taxes	27,607,585		2,934,948		(6,596,410)
Minority interest	2,860,804		(476,840)		234,622

Income (loss) from continuing operations	(39,611,379)		3,377,793		(16,643,997)
Loss from discontinued operations, net of tax	(960,213)		(837,347)		(1,212,866)

Net income (loss)	(40,571,592)		2,540,446		(17,856,863)
Add:
Interest expense	19,633,266		22,952,372		19,486,186
Provision (credit) for income taxes	27,150,700		2,727,500		(7,132,400)
Depreciation	47,715,423		44,753,126		44,601,108
Amortization of intangibles and deferred charges	3,083,785		3,011,349		4,421,314
Amortization of broadcast rights	7,020,339		7,138,102		6,510,196
(Gain) loss on disposal of property and equipment	2,177,810		(300,268)		23,117
Change in fair value of interest rate swaps	(3,908,162)		732,748		5,340,046
Loss on impairment of intangible asset, net of minority interest	5,613,299		—		—
Loss on early extinguishment of debt	—		8,989,786		—
Loss on disposal of discontinued operations	569,015		—		—
(Gain) on disposal of Monroe Cablevision	—		(21,140,829)		—
Less:
Payments on broadcast rights	(6,933,128)		(5,744,461)		(5,117,113)

Adjusted EBITDA	$61,550,755		$65,659,871		$50,275,591

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

      Revenues increased $1.2 million, or 0.3%, from 2002 to 2003. The increase in revenues was due to increased cable revenues partially offset by decreased advertising revenues in both our publishing and broadcasting operations. The decreased revenues were attributable to a soft advertising market, which was primarily the result of a weak overall economic environment. Other communications revenue decreased slightly due mainly to the reduction in telephony revenues resulting from declining reciprocal compensation.

      Cable Television. Cable revenue increased $8.1 million, or 7.9%, from 2002 to 2003. The increase in cable revenue was principally attributable to an increase of $5.42, or 9.9%, in the average monthly revenue per basic subscriber, partially offset by a decrease in basic subscribers. The increase in the average monthly revenue per basic subscriber was primarily attributable to an increase in the basic cable service rate charged to subscribers and growth in high-speed cable modem and digital cable subscribers.

      Revenue generating units increased in the digital and high-speed data categories throughout 2003. Net digital additions totaled 11,981, or 45.9%, for the year ended December 31, 2003, resulting in 38,073 digital revenue generating units. Year-to-date net high-speed data additions totaled 7,242, or 32.1%, resulting in 29,807 high-speed revenue generating units as of December 31, 2003. Basic subscribers at the end of the period totaled 149,178, a decrease of 3,214 basic subscribers from December 31, 2002. This is due to the decrease of 2,164 basic subscribers in the Toledo system due to an increase in non-pay disconnects and fewer installations resulting from soft economic conditions within the Toledo market, as well as competition from DBS. The Erie County system recognized a decrease in basic subscribers of 1,050 due primarily to the delay in system rebuild and the corresponding delay in the roll-out of advanced services. This rebuild is expected to be completed by the end of the second quarter of 2004.

      Newspaper Publishing. Publishing revenue decreased $5.9 million, or 2.3%, from 2002 to 2003. The decrease in publishing revenue was due primarily to a $4.8 million, or 2.3%, decrease in advertising revenue to $200.6 million in 2003. Total advertising revenue decreased because of a reduction in retail and classified advertising of $4.7 million, or 4.4%, and $4.5 million, or 6.1%, respectively; these declines were partially offset by increases in national and other advertising sources of $2.5 million and $2.1 million, respectively. The reduction in classified advertising was due primarily to the decrease in placement of help wanted advertising.

      Circulation revenue decreased $1.0 million, or 2.0%, to $48.9 million in 2003 due to the economic downturn causing losses in daily and Sunday net paid circulation for both home delivery and single copy sales and corresponding decreases in the average earned rate per copy. Other circulation revenue, which is composed of third-party and total market delivery and niche publications, was consistent with 2002.

      Television Broadcasting. Broadcasting revenue decreased $558,000, or 1.4%, from 2002 to 2003. National and political revenue decreased $359,000, or 2.7%, and $2.0 million, or 68.6%, respectively, resulting from greatly reduced political advertising demand due to the lack of political races during 2003. The national and political revenue declines were partially offset by an increase in local and trade revenue of $1.2 million, or 4.7%, and $320,000, or 40.6%, respectively, along with a reduction in agency commissions of $282,000, or 3.8%.

      For more than a decade, our Louisville stations had the local broadcast rights for the University of Louisville football and men’s basketball games. Our rights expire after the 2004-2005 basketball season. Currently, we believe these rights will not be renewed. In 2003, our Louisville stations reported net revenues and operating income related to the broadcast of University of Louisville events totaling $2.0 million and $812,000, respectively.

      Other Communications. Other communications revenue decreased $368,000, or 1.8%, from 2002 to 2003. The decrease in other communication revenue was primarily a result of a $273,000, or 1.5%, decrease in telecom revenue to $17.6 million in 2003.

      The decrease in telecom revenue was primarily due to the reduction in reciprocal compensation revenue, long-distance revenue and carrier access billings of $1.2 million, or 51.0%, $634,000, or 21.1%, and $555,000 or 28.9%, respectively; these reductions were partially offset by an increase in competitive access and local exchange revenues of $798,000, or 22.8%, and $1.0 million, or 14.1%, respectively, due primarily to the net addition of 94 telecom customers, representing a 16.5% increase in the customer base.

      Effective June 14, 2003, an incumbent carrier invoked the FCC order on reciprocal compensation rate reduction. Reciprocal compensation revenue for the year ended December 31, 2003 was $1.2 million as compared to $2.4 million for the same period of the prior year.

      The revenue relating to residential security alarm system sales and monitoring decreased $95,000, or 4.1%, due to decreases in the number of system sales throughout 2003.

Operating Expenses

      Operating expenses increased $11.3 million, or 2.8%, from 2002 to 2003. The increase in operating expenses was largely attributable to increased cable, publishing, and broadcast expenses and partially offset by decreased corporate general and administrative expenses.

      Cable Television. Cable operating expenses increased $9.1 million, or 10.0%, from 2002 to 2003. The increase was primarily due to a $3.5 million, or 12.9%, increase in depreciation and amortization to $30.7 million in 2003, attributable to the capital expenditures associated with the rebuild of our Toledo cable system and continued rollout of cable modems and digital cable service. In addition, depreciation expense for the Erie County system has been accelerated in anticipation of the completion during the second quarter 2004 of our system rebuild. Basic cable programming expenses increased $1.4 million, or 6.2%, to $23.8 million, due to price increases from programming suppliers. Programming expense for the digital tier increased $845,000, due to an increase in the number of digital subscribers as compared to the prior year. Cable general and administrative expenses increased $3.5 million, or 30.2%, due to increases in personal property tax, worker’s compensation expense, expense related to employee pension benefits, an overall increase in property and casualty insurance rates, and a loss on disposal of assets of $2.0 million resulting from the rebuild of our Toledo and Erie County systems.

      During 2003, the cable operations received assessment notices from the Ohio Department of Taxation (ODT) totaling $541,000 representing sales and use tax on property and services purchased during the period of January 1, 1999 through June 30, 2002 that were used for the Company’s cable modem and other internet services. The cable operations maintain that these purchases are exempted from sales and use tax pursuant to the “used directly in the rendition of a public utility service” exemption, and have appealed the state’s assessment. In light of prior cable industry settlements with ODT concerning customer premise equipment, we chose to accrue for these assessments. At December 31, 2003, the cable operations have accrued $571,000 to cover this exposure. The company, in cooperation with others in the cable industry, continues to discuss with senior ODT administrators a potential resolution to the disputed legal issue. One possibility is that the appeal will be resolved without any retrospective liability. It is also possible, however, that the parties will not reach an agreement and the appeal will continue. Our cable companies will continue to build this reserve in 2004 until such time that we receive notice that the assessment has been vacated by the ODT or a settlement is reached with the ODT. If the assessment is vacated, the accrual will be reversed in its entirety, and the amount will be recorded as a reduction to 2004 sales tax expense.

      Newspaper Publishing. Publishing operating expenses increased $3.7 million, or 1.5%, from 2002 to 2003. The increase was due to increases in circulation, advertising and production expense of $272,000, $256,000 and $830,000, respectively, primarily due to contractual wage increases. Newsprint expense increased $815,000, or 2.8%, resulting from a weighted-average price per ton increase of $27.28, or 6.2%, partially offset by a 3.7% decrease in consumption from the prior year. General and administrative expenses, including pension and welfare costs, increased $2.2 million, or 3.3%, as compared to the prior year. This increase in expenses is partially due to contractual increases in wages and increased expense related to employee pension benefits. G&A expenses also increased from the year ended December 31, 2002 due to a favorable variance in bad debt expense recognized in the second quarter of 2002 resulting from cash collections on a significant retail account, which had been fully reserved.

      Television Broadcasting. Broadcasting operating expenses increased $380,000, or 1.1%, from 2002 to 2003. The increase results primarily from increases in programming, sales, news, and depreciation expense of $474,000, $197,000, $176,000, and $214,000, respectively, partially offset by decreases in general and administrative expenses of $260,000. Other savings resulted from overall cost control initiatives.

      Other Communications. Other communications operating expenses decreased $248,000, or 1.4%, from 2002 to 2003. Telecom operating expenses decreased $688,000, or 4.5%, due to a decrease of $626,000 in long-distance expense. The operating expenses relating to residential security alarm system sales and monitoring increased $440,000, or 19.1%, due primarily to an increase in general and administrative expenses of $316,000, resulting from an increase in bad debt expense and employee benefits.

Operating Income

      Operating income decreased $10.1 million, or 55.3%, from 2002 to 2003. Cable operating income decreased $1.0 million, or 10.4%. The decrease in cable operating income was primarily due to increased programming expenses and depreciation expense, and a loss on the disposal of assets resulting from the rebuild of our cable systems in Toledo and Erie County; these declines were partially offset by revenue growth generated by rate increases and the continued roll-out of advances services. Publishing operating income decreased $9.6 million, or 119.1%. The decrease in publishing operating income was due to the continued reduction in advertising sales, resulting from the continued economic softness in the markets we serve. Broadcasting operating income decreased $938,000, or 25.7%. The decrease in broadcasting operating income was primarily due to lower national and political advertising demand in our markets during 2003, partially offset by increases in local advertising. Other communications operating income from continuing operations decreased $120,000. Corporate general and administrative expenses decreased $1.6 million due to the reduction in compensation expense relating to management bonuses and executive committee stock awards earned in 2002.

Net Income

      For the year ended December 31, 2003, the company reported a net loss of $40.6 million compared to net income of $2.5 million for the year ended December 31, 2002. The decrease in net income is the result of a $10.1 million decrease in operating income, a $5.6 million non-cash impairment loss, net of minority interest, a $31.6 million non-cash charge resulting from a valuation allowance recorded against our deferred tax assets, and a $21.1 million gain recognized on the like-kind exchange of Monroe Cablevision during 2002. These variances which produced the reduction of net income were partially offset by a $3.3 million decrease in interest expense, an increase in income of $4.6 million attributable to the change in fair value of interest rate swaps, a $9.0 million loss related to the early extinguishment of debt recognized in 2002, and an increase in investment income of $984,000. The impairment charge represents the excess of the carrying value over the determined fair value of the FCC license held by the WAND-TV Partnership. The impairment arises from a write-down of our FCC license resulting from a discounted cash flow forecast that uses industry averages to determine the fair value of the license. The decrease in fair value is the result of the decline in the advertising market during 2001 and 2003, which decreased industry-wide station operating margins. See “Critical Accounting Policies and Estimates” for a full discussion on the deferred tax asset valuation allowance.

Depreciation and Amortization

      Depreciation and amortization increased $2.9 million, or 5.3%, from 2002 to 2003. The increase in depreciation and amortization was primarily due to the rebuild of our cable systems in Toledo and Erie County, accelerated depreciation expense on the Erie County System in anticipation of a 2004 completion, and other capital expenditures to maintain our operating assets.

Adjusted EBITDA

      Adjusted EBITDA decreased $4.1 million, or 6.3%, from 2002 to 2003. Adjusted EBITDA as a percent of revenues decreased from 15.7% in 2002 to 14.7% in 2003. A reconciliation of adjusted EBITDA to net income is provided above. The decrease in adjusted EBITDA as a percentage of revenue was primarily due to the reduction in publishing advertising revenue resulting from the economic conditions during 2003; this reduction was partially offset by increased revenue from the continued rollout of high margin advanced cable products and the increase in cable service charges. Net loss as a percentage of revenue was 9.7% for the year ended December 31, 2003, as compared to net income as a percentage of revenue at December 31, 2002 of 0.6%. As discussed above, a $31.6 million valuation allowance relating to deferred tax assets was recorded in the fourth quarter of 2003, and the year ending December 31, 2002 included a $13.5 million gain, net of tax, related to the like-kind exchange and a $5.8 million loss, net of tax, on early extinguishment of debt.

Interest Expense

      Interest expense decreased $3.3 million, or 14.5%, from 2002 to 2003. Interest expense in 2003 decreased due to the decrease in the effective interest rate, partially offset by the increase in outstanding debt.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

      Revenues increased $11.6 million, or 2.9%, from 2001 to 2002. The increase in revenues was largely due to increased revenues in our cable, broadcast and other communications. The increase was partially offset by decreased advertising revenues in our publishing operations, resulting from the continued weak economic environment.

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

      Revenue generating units increased in the digital and high-speed data categories throughout 2002. Net digital additions totaled 18,246 for the year ended December 31, 2002, resulting in 26,092 digital customers. 2002 net high-speed data additions totaled 7,344, resulting in 22,565 high-speed customers as of December 31, 2002. Basic subscribers at the end of the period totaled 152,392, a decrease of 4,949 basic subscribers from December 31, 2001. This is due to the decrease of 5,261 basic subscribers recognized upon consummation of the March 2002 like-kind exchange of Monroe Cablevision, as adjusted to reflect the independent appraisal report. The increase in cable revenue also reflects certain dial-up Internet customers that began to be serviced by our cable operations in 2002. During the year ended December 31, 2002, our cable segment reported $1.4 million of revenue relating to these customers for whom 2001 revenues were included in the other communications segment.

      Newspaper Publishing. Publishing revenue decreased $7.4 million, or 2.8%, from 2001 to 2002. The decrease in publishing revenue was composed mostly of a $7.2 million, or 3.4% decrease in advertising revenue to $205.5 million in 2002. The reduction in advertising revenue was due to decreases in local, national and classified sales of $4.0 million, or 3.6%, $2.0 million, or 6.6%, and $4.2 million or 5.4%, respectively, resulting from advertisers’ reactions to the general economic conditions throughout 2002. These decreases were partially offset by increases in other advertising revenues, including internet sales, of $3.4 million. Circulation revenue decreased $267,000, or 0.5%, to $49.9 million in 2002. Other revenue, which consists of third-party and total market delivery and niche publications, was consistent with the same period of the prior year.

      Television Broadcasting. Broadcasting revenue increased $4.8 million, or 13.6%, from 2001 to 2002. The increase in broadcasting revenue was primarily a result of increased local, national, and political revenue of $1.4 million, $1.9 million, and $2.8 million, respectively. These increases were offset by an increase in agency commissions.

      Other Communications. Other communications revenue increased $2.2 million, or 12.4%, from 2001 to 2002, after reflecting the reclassification of discontinued operations. Total telephony revenue was $17.9 million, an increase of $4.2 million, or 30.8%, as compared to the same period of the prior year. The increase resulted from growth in telephony switched services revenue of $3.6 million (including an increase of $983,000 in reciprocal compensation) resulting from growth in our telephony customer base. In 2002, 116 new business retail telephony customers were added, representing a 25.1% increase in the customer base. The growth in telephony revenue was partially offset by a reduction in revenue due to certain residential dial-up Internet customers now being serviced by our cable operations. Other communications results for the year ended December 31, 2001 included $1.3 million of revenue relating to these Internet customers.

Operating Expenses

      Operating expenses decreased $5.3 million, or 1.3%, from 2001 to 2002. The decrease in operating expenses is primarily attributable to decreased publishing and broadcast expenses, partially offset by increased cable and corporate general and administrative expenses.

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

      Other Communications. Other communications operating expenses increased $1.2 million, or 6.1%, from 2001 to 2002, after reflecting the reclassification of discontinued operations. Telecom operating expenses increased $421,000, or 2.8%, due to an increase in depreciation expense of $453,000. The operating expenses relating to residential security alarm system sales and monitoring was consistent with prior year. Expenses also decreased due to certain residential dial-up Internet customers now being serviced by our cable operations. Other communications results for the year ended December 31, 2001 included $1.2 million of expense relating to these Internet customers.

Operating Income

      Operating income increased $16.9 million. Cable operating income increased $5.2 million primarily due to revenue growth generated from rate increases and rollout of new services, partially offset by increases in basic cable programming and general and administrative expenses. Publishing operating income increased $6.2 million, primarily due to newsprint savings and the implementation of an overall expense reduction program, partially offset by a reduction of advertising revenue. Broadcasting operating income increased $5.4 million due to revenue growth in all advertising categories and an overall expense reduction program. Other communications operating income increased $3.4 million due to revenue growth from increased telephony sales. Corporate general and administrative expenses increased $3.3 million due primarily to increases in salary expense, executive committee stock awards and amortization of deferred financing costs.

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

Adjusted EBITDA

      Adjusted EBITDA increased $15.4 million, or 30.6%, as compared to the year ended December 31, 2001. A reconciliation of adjusted EBITDA to net income is provided above. Adjusted EBITDA as a percentage of revenue increased to 15.7% during 2002, from 12.3% in 2001. The increase in adjusted EBITDA margin was primarily due to basic cable rate increases, the continued rollout of high margin advanced cable products, lower newsprint prices, continued growth in our telephony customer base, and the implementation of overall expense reduction programs. Net income as a percentage of revenue was 0.6% for the year ended December 31, 2002, as compared to net loss as a percentage of revenue at December 31, 2001 of 4.4%. As discussed above, the year ending December 31, 2002 included a $13.5 million gain, net of tax, related to the like-kind exchange and a $5.8 million loss, net of tax, on early extinguishment of debt.

Interest Expense

      Interest expense increased $3.5 million, or 17.8%, from 2001 to 2002. The increase in net interest expense was due to the incurrence of additional debt, primarily to fund the cable system capital expenditures and maintain other operating assets.

Liquidity and Capital Resources

      Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our senior credit facilities. The need for liquidity arises primarily from capital expenditures and interest payable on the senior subordinated notes and the senior credit facility.

      Net cash provided by operating activities was $42.3 million and $35.1 million for the years ended December 31, 2003 and December 31, 2002, respectively. The net cash provided by operating activities is determined by adding back depreciation and amortization, and adjusting for other non-cash items, including, for the year 2003, a $3.9 million gain resulting from the change in fair value of interest rate swaps and $27.0 million of deferred income taxes resulting principally from the valuation allowance. Net cash provided by operating activities also reflects a $7.0 million contribution to the corporate pension plan, which is consistent with the $7.0 million contribution made in 2002. Cash used in investing activities was $54.9 million for the year ended December 31, 2003, compared to $32.4 million for the prior year. Net cash used in investing activities for the year ended December 31, 2003 includes proceeds of $2.0 million from the sale of our investment in the Pittsburgh Pirates, along with the capital expenditures discussed below.

      Our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facility. We made capital expenditures, including capital leases, of $55.1 million and $32.0 million, for the years ended December 31, 2003 and December 31, 2002, respectively. Capital expenditures for the year ended December 31, 2003 were used primarily to begin the rebuild of the Erie County cable system, complete the rebuild of the Bedford, MI cable plant acquired from Comcast Corp. in the like-kind exchange, begin the first stages of the Pittsburgh Post-Gazette facility upgrade and maintain other operating assets. Capital expenditures for 2002 were primarily used to support our continued rollout of advanced cable products, the rebuild of the plant acquired from Comcast Corp., and maintenance of our other operating assets.

      For the year ended December 31, 2004, it is anticipated that we will spend approximately $55.9 million on capital expenditures, including the continued rebuild of Erie County cable system’s plant, expenditures required for success-based deployment of advanced cable products, continued growth in the telecom customer base, and the completion of the Pittsburgh Post-Gazette production facility improvement project.

      Financing activities provided $14.4 million of cash for the year ended December 31, 2003, compared to $1.2 million for the prior year. The financing activities of 2003 include two $10.0 million borrowings on the Term Loan A and a $3.6 million mandatory pre-payment on the senior credit facilities due to $7.1 million of excess cash flow generated during the year ended December 31, 2002. The expiration dates under Term Loan A required separate draws of up to $20.0 million prior to June 30, 2003 and December 31, 2003, therefore the unborrowed portions of $10.0 million each ($20.0 million in total) were cancelled on these dates.

      During 2002, we concluded a number of financing transactions, which fully support our operating plan. These transactions are detailed as follows:

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

      We have subsequently amended these facilities. Effective September 30 2003, we amended our senior credit facilities dated May 15, 2002. The amendment effectively reduced the applicable margin on the Term Loan B facility by 50 basis points. The amendment also converted the $10.0 million outstanding under the Term Loan A facility to loans under the Term Loan B facility. We estimate the amendment will reduce our interest expense over the twelve months following the amendment by approximately $377,000. Effective March 19, 2004, we further amended our senior credit facilities to restate various covenant levels and to substitute the fixed charge coverage test with a debt service coverage test. The amendment also places limits on capital expenditures throughout the term of the credit agreement.

      At December 31, 2003, the balances outstanding and available under our new senior credit facilities and subordinated notes were $265.3 million and $70.9 million, respectively, and the weighted-average interest rate on the balance outstanding was 6.50% as adjusted for interest rate swaps in effect. At December 31, 2003, our covenants on our senior credit facilities would allow borrowing of up to $56.3 million based on our twelve month trailing EBITDA of $61.6 million. At December 31, 2002, the balances outstanding and available under our previous senior credit facility and senior notes were $249.6 million and $111.5 million, respectively, and the weighted-average interest rate on the balance outstanding was 8.04% as adjusted for interest rate swaps in effect. Interest expense in 2003 decreased $3.3 million due to the decrease in the effective interest rate, partially offset by the increase in outstanding debt.

      We have a substantial amount of debt, and our high level of debt could have important consequences. We believe that funds generated from operations and the borrowing availability under our senior credit facilities will be sufficient to finance our current operations, our cash obligations in connection with the planned capital expenditures, and our current and future financial obligations.

      The following summarizes our contractual obligations as of December 31, 2003, including periods in which the related payments are due (in 000’s):

	2004	2005	2006	2007	2008	Thereafter	Total

Subordinated notes, as adjusted for fair value hedge	$—	$—	$—	$—	$—	$179,095	$179,095
Term loan A	250	1,000	2,000	2,625	2,750	1,375	10,000
Term loan B	850	850	850	850	850	76,029	80,279
Capital leases	381	418	446	473	443	725	2,886

Total long-term debt	1,481	2,268	3,296	3,948	4,043	257,224	272,260

Broadcast rights payable	5,313	3,193	1,739	731	388	—	11,364
Broadcast rights commitments	467	967	987	656	371	238	3,686

Total broadcast rights	5,780	4,160	2,726	1,387	759	238	15,050

Pension obligations(1)	8,700	8,500	8,900	9,000	8,400	5,757	49,257
Post-retirement medical obligations(1)	5,000	5,300	5,500	5,800	6,000	86,013	113,613
Operating leases	3,044	2,010	1,393	963	398	1,599	9,407

Total contractual obligations	$24,005	$22,238	$21,815	$21,098	$19,600	$350,831	$459,587

(1)	The contractual obligations for pensions and post-retirement medical benefits reflect the actuarially determined accumulated benefit obligations, which differ from the amounts recorded in our financial statements. See Notes 8 and 9 to our consolidated financial statements for further information on pension and post-retirement medical obligations. Maturities presented here reflect projected contributions for these obligations over the next five years. Actual experience may differ from these estimates.

      At December 31, 2003, we have recorded recoverable Federal income tax of $10.2 million, which includes the effect of new Federal tax legislation that increases the carryback period for net operating losses.

Recent Accounting Pronouncements

      In June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued and is effective for fiscal years beginning after June 15, 2002. The pronouncement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The adoption of this standard has had no impact on the Company’s financial position or results of operations.

      In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued and requires a gain or loss related to the extinguishment of debt to no longer be recorded as extraordinary item. The Company elected early adoption of SFAS No. 145. As a result, a loss on early extinguishment of debt of $9.0 million is included in income from continuing operations for the year ended December 31, 2002.

      In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued and applies to fiscal years beginning after December 31, 2002. SFAS No. 146 requires certain costs associated with a restructuring, discontinued operation or plant closing to be recognized as incurred rather than at the date of commitment to an exit or disposal plan. The loss on disposal recognized in conjunction with the discontinuation of certain operations as discussed in Note 3 reflects the adoption of this standard. See Note 3 for more discussion of discontinued operations.

Critical Accounting Policies and Estimates

      We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States and reflect practices appropriate to our businesses. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We base our estimates and judgments on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates and judgments on a continual basis. Actual results may differ from these estimates and judgments. Management has discussed with the Board of Directors the development, selection and disclosure of the critical accounting policies and estimates and the application of these policies and estimates. In addition, there are other items within the financial statements that require estimation, but are not deemed to be critical accounting policies and estimates. Changes in the estimates used in these and other items could have a material impact on the financial statements.

Pension and postretirement benefits

      We provide defined benefit pension, postretirement health care and life insurance benefits to eligible employees under a variety of plans (see Notes 8 and 9 to our consolidated financial statements). Accounting for pension and postretirement benefits requires the use of several assumptions.

      Weighted average assumptions used each year in accounting for pension benefits and other postretirement benefits are:

			Other
	Pension		Postretirement
	Benefits		Benefits

	2003	2002	2003	2002

Discount rate for expense	7.00%	7.23%	7.00%	7.25%
Discount rate for obligations	6.25%	7.00%	6.25%	7.00%
Increase in future salary levels for expense	4.99%	4.99%	—	—
Increase in future salary levels for obligations	4.62%	4.99%	—	—
Long-term rate of return on plans’ assets	8.78%	8.96%	—	—

      We expect to use a weighted-average long-term rate of return assumption of 8.16% in 2004, consistent with the expected rate of return estimated in accordance with our established investment policies. On a weighted average basis, the investment policies call for an allocation that consists of 63% equity securities and 37% fixed income securities. The long-term rate of return assumption is subject to change due to the fluctuation of returns in the overall equity and debt markets. As of the date of this report, a hypothetical one hundred basis point decrease in our long-term rate of return assumption would result in a $1.8 million increase in our net pension expense. In 2003, the pension plans assets earned a weighted-average return of approximately 13.9%, compared to a loss of 5.2% in the prior year. We will use a discount rate of 6.25% for expense in 2004.

      Our pension plan asset allocations at December 31, 2003 and December 31, 2002, were as follows (in thousands):

Asset Category	December 31, 2003		December 31, 2002

Equity securities	$99,466	59.3%	$74,456	51.1%
Fixed income securities	$50,901	30.4%	$65,558	45.0%
Other assets, including cash and equivalents	$17,270	10.3%	$5,690	3.9%
Total	$167,637	100.0%	$145,704	100.0%

      Our current 2004 target allocation for pension plans assets is a weighted-average of 63% in equity securities and 37% in fixed income securities and other assets. As a result of all the assumptions provided above, we expect to incur a net periodic pension expense of $9.3 million in 2004 as compared to net periodic pension expense of $7.7 million in 2003.

      For purposes of measuring 2003 postretirement health care costs, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The annual rate of increase for 2004, 2005 and 2006 was assumed to be 10%, 9%, and 8%, respectively. The rate was assumed to decrease gradually to 5% through 2013 and remain at that level thereafter. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law. Provisions of the Act include a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We provide a prescription drug benefit for certain groups of retirees; however, we have not yet assessed our eligibility to receive a subsidy under the Act, nor are we able to predict the impact of the behavior of our retiree population in response to the provisions of the Act. Accordingly, we have elected the deferral allowed by FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement Modernization Act of 2003.” The effects of the Act have not been reflected in the accumulated other postretirement obligations or net periodic postretirement benefit costs. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could change previously reported obligations related to postretirement benefits.

      Assumed health care costs trend rates have a significant effect on the amounts reported for health care plans. As of the date of this report, a one hundred basis point change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease

Net non-pension retirement benefit expense	$1,964	$(1,129)
Benefit obligation	$15,326	$(12,729)

      We plan to contribute approximately $8.7 million to our union, non-union, and non-qualified pension plans and approximately $5.0 million to our other postretirement benefit plans in 2004. Various factors may cause actual contributions to differ from this estimate.

Income Taxes

      In determining income (loss) for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

      In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the three most recent fiscal years and our projections of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the projections of future taxable income and are consistent with the plans and estimates we are using to manage our underlying businesses.

      In conjunction with the filing of our annual report on Form 10-K, we were required to reassess all significant estimates and judgments made in our financial statements, considering any additional information available. From the time we released our September 30, 2003, third quarter results, to the filing of this Form 10-K we determined that the underlying assumptions related to judgments made in connection with our SFAS No. 109 analysis had changed. In performing our updated analysis of the realizability of our deferred tax assets, we considered the continued economic softness and the impact the economy had on our lines of business. Our projections for future periods were adjusted to reflect the current economic status and the unanticipated increases in related employee costs and benefits due to continuing decreases in discount rates and plan asset rate of returns. In light of the new projections and after considering all available evidence, both positive and negative, we concluded that a valuation allowance for our deferred tax assets was required as of December 31, 2003. Accordingly, we have recorded a non-cash charge in the fourth quarter of 2003 of $31.6 million to record a full valuation allowance for our deferred tax assets.

      We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

Broadcast Rights

      Broadcast rights consist principally of rights to broadcast syndicated programs, sports and feature films and are stated at the lower of cost or estimated net realizable value. The total cost of these rights is recorded as an asset and a liability when the program becomes available for broadcast. We amortize these broadcast rights assets on the straight-line method over the number of estimated showings. At December 31, 2003 we had a net broadcast rights liability of $201,000, compared to a net broadcast right asset of $42,000 at December 31, 2002.

      We periodically review our broadcast rights inventory based on a program-by program review of our broadcast plans to ensure the assets are recorded at the lower of cost or estimated net realizable value. Any determined impairment is written-off in the period identified. Actual write-offs in 2003 and 2002 were $324,000 and $421,000, respectively.

Goodwill and other intangible assets

      Effective January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Purchased goodwill and indefinite lived intangible assets are no longer amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal, or other means continue to be amortized over their useful lives. Under SFAS No. 142, the impairment review of goodwill and other intangible assets not subject to amortization must be based generally on fair values. The estimated fair values of these assets subject to the impairment review, which include goodwill, FCC broadcast licenses, and other intangibles were calculated as of December 31, 2003 and 2002 based on projected future discounted cash flow analyses. The development of cash flow projections used in the analyses requires the use of assumptions regarding revenue and market growth. The analyses used discount rates based on specific economic factors. Since the estimated fair values of these assets used in the impairment calculation are subject to change based on our financial results and overall market conditions, future impairment charges are possible.

      As required by SFAS No. 142, the Company performed its annual impairment analysis of indefinite-lived intangibles during the fourth quarter of 2003. Based upon the results of this analysis, the Company has recognized an impairment loss of $5,613,299, net of minority interest, for the year ended December 31, 2003. The total loss, before minority interest, of $8,378,058 represents the excess of the carrying value over the determined fair value of the FCC license held by the WAND-TV Partnership. The impairment arises from a write-down of our FCC license resulting from a discounted cash flow forecast that uses industry averages to determine the fair value of the license. The decrease in fair value is the result of the decline in the advertising market during 2001 and 2003, which decreased industry-wide station operating margins. This loss is reported in the statement of operations as a non-operating expense. The impaired asset is reported in the broadcasting segment for purposes of segment reporting.

      The Company classifies the following intangible assets as amortizable under the provisions of SFAS No. 142 based upon definite lives:

	2003		2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Franchise agreements	$9,264,000	$1,294,235	$9,264,000	$554,672
Subscriber lists	4,000,000	3,666,667	4,000,000	3,333,334
Agreements not to compete	1,355,000	1,103,445	1,355,000	667,500
Other intangibles	1,258,458	716,510	1,246,748	679,910

	$15,877,458	$6,780,857	$15,865,748	$5,235,416

      Amortization expense recognized for the above assets is expected to be $1,289,626 in 2004; $1,133,398 in 2005; $785,079 in 2006, $781,500 in 2007 and $756,500 in 2008.

      The following intangible assets have been identified as non-amortizable based upon indefinite useful lives and have not been amortized during the years ended December 31, 2003 or 2002:

	December 31

	2003	2002

Goodwill	$51,987,021	$51,987,021
FCC licenses	19,938,123	28,316,181
Other intangibles	525,000	525,000

	$72,450,144	$80,828,202

      Our goodwill is allocated to reportable segments as follows:

	December 31

	2003	2002

Publishing	$48,080,123	$48,080,123
Cable	1,416,002	1,416,002
Broadcasting	809,078	809,078
Corporate and Other	1,681,818	1,681,818

	$51,987,021	$51,987,021

Self-insurance liabilities

      We self-insure for certain medical benefits, workers’ compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods, historical experience, and current trends. The liabilities include amounts for actual claims, claim growth and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks totaled $9.1 million and $8.9 million at December 31, 2003 and 2002, respectively.

Accounts receivable allowances

      Our accounts receivable are primarily due from advertisers and customers receiving various services provided by our newspapers, cable, telecom and security monitoring operations. Credit is extended based on an evaluation of a customer’s financial condition. We maintain an allowance for doubtful accounts, rebates and volume discounts. At December 31, 2003 and 2002, our allowance for accounts receivable was $3.5 million and $3.6 million, respectively.

Stock-based compensation

      Executive committee members are entitled to receive incentive compensation payable in shares of non-voting common stock. During the year ended December 31, 2002, we recognized $1.5 million in compensation expense for 3600 shares earned in 2002. As a result, a total of 1,808 shares, net of taxes withheld, were issued in 2003. No shares were earned in the years ended December 31, 2003 or December 31, 2001. We account for our stock-based compensation in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”, which provides that compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as compensation expense over the vesting or service period. We previously adopted the fair value method of accounting for stock-based compensation; therefore, all years presented reflect this method.

Revenue Recognition

      The Company recognizes revenue when it is realized or realizable and has been earned. Sales are considered earned when persuasive evidence of an arrangement exists, services or products are delivered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Net sales for all segments are comprised of gross sales less rebates, discounts and allowances. Net broadcasting sales is also net of agency commissions and net publishing sales is net of expense for barter transactions. Barter transactions in all other segments are recorded separately in revenues and operating expenses at the fair value of the services or assets exchanged.

      We bill for certain products and services prior to performance. Such services include newspaper subscriptions and cable, telephony and security monitoring services. These advance billings are included in deferred revenues and recognized as revenue in the period in which the newspapers or services are provided.

Factors That Could Affect Future Results

We have substantial debt and have significant interest payment requirements, which may adversely affect our financial health and our ability to react to changes in our business.

      We have a significant amount of indebtedness. At December 31, 2003, we have total indebtedness of $272.3 million. In 2003, our earnings were insufficient to cover fixed charges by $16.0 million.

      Our substantial indebtedness could have important consequences to holders of our indebtedness. For example, it could:

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

      We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the agreements relating to our subordinated notes and senior credit facilities do not fully prohibit us or our subsidiaries from doing so. As of December 31, 2003, we have approximately $70.9 million available under our senior credit facilities; however, our covenants on our senior credit facilities would allow borrowing of up to $56.3 million based on our twelve month trailing adjusted EBITDA of $61.6 million. All borrowings under our senior credit facilities are secured by substantially all of our existing assets and rank senior to the subordinated notes and the subsidiary guarantees. If new debt is added to our and our subsidiaries’ current debt levels, the leverage-related risks described above could intensify.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

      Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. A portion of the indebtedness under our senior credit facilities bears variable rates of interest. See “Quantitative and Qualitative Disclosures about Market Risk.”

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

      If we are unable to pay our obligations to our senior secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them. The collateral under our senior credit facilities consists of substantially all of our existing assets. In addition, a breach of certain of these restrictions or covenants, or acceleration by our senior lenders of our obligations to them, would cause a default under the subordinated notes. We may not have, or be able to obtain, sufficient funds to make accelerated payments, including payments on the subordinated notes, or to repay the subordinated notes in full after we pay our senior lenders.

Changes in the funded status of our consolidated pension plans could affect our liquidity or financial position.

      As of December 31, 2003, we have recorded $57.4 million of additional minimum pension liability due to a consolidated accumulated benefit obligation in excess of the fair value of plan assets. The uncertainty of financial markets could cause historical trends to not be indicative of future pension contributions and net periodic pension costs.

Reductions in advertising could adversely affect our results of operations.

      A large majority of our revenue from newspaper publishing and substantially all of our revenue from television broadcasting are derived from many different classifications of advertisers. Since the fourth quarter of 2000, there has been a general slowdown in advertising. If this trend continues, our results of operations will continue to be adversely affected.

      A recession or downturn in the United States economy or the economy of an individual geographic market in which we operate would likely adversely affect our advertising revenues and, therefore, our results of operations. If, apart from economic conditions, our advertisers were for any reason to decide to reduce advertising expenditures, our results would be adversely affected.

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

      Our cable systems face competition from:

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

      In addition, our cable systems face or may face additional competition from new sources, including regional Bell operating companies, other much larger cable television companies, other multichannel video providers, other telephone companies, public utility companies and other entities that are in the process of entering the cable businesses in other parts of the country; and broadcast digital television, which can deliver high definition television pictures, digital-quality programs and CD-quality audio programming.

      We will also face competition from providers of alternatives to our high-speed Internet services. Competitors, including telephone companies, have introduced digital subscriber line technology (also known as DSL), which allows Internet access over traditional phone lines at data transmission speeds greater than those available by a standard telephone modem. We also face competition from wireless broadband Internet services. We cannot predict the impact these competing broadband technologies will have on our Internet access services or on our operations. Our high-speed Internet services will also continue to face competition from traditional lower speed dial-up Internet service providers, which have the advantage of lower price and in some cases proprietary content and nationwide marketing. Power utilities are attempting to develop technology that would permit them to provide high-speed Internet services over existing power lines.

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

      Although we are unable to determine with any certainty the amounts we may be required to pay under the agreement, we believe that based on the amount of life insurance in force for our major shareholders, combined with our ability to defer redemptions over a 15-year period, the amounts the Company will be required to pay under the agreement likely will not have a material adverse effect on the Company’s liquidity or financial position.

A terrorist attack or war could have a severe adverse effect on our financial position.

An accident at one of the nuclear power plants near our largest operating facilities could adversely affect our business operations.

      Our newspaper and cable facilities are in the vicinity of several nuclear power plants. The Fermi 2 Nuclear Power Plant, operated by Detroit Edison, is in Newport, Michigan, approximately 30 miles from Toledo. The Davis Besse Nuclear Power Plant, operated by First Energy Corporation, is in Oak Harbor, Ohio, approximately 30 miles from Toledo. The Beaver Falls Nuclear Power Plant, operated by First Energy Corporation, is in Shippingport, Pennsylvania, approximately 35 miles from Pittsburgh.

      A serious accident at one of these plants, involving the leak of radioactive or other toxic materials into the surrounding environs to the extent it endangered life or inhibited transportation or commerce, could adversely affect our operations.

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

      We purchase the majority of our cable programming through the National Cable Television Cooperative. We achieve significant savings through participation in this cooperative, as compared to programming rates we could negotiate on our own, thereby lowering our costs of program acquisition. If for any reason we were unable to continue to obtain programming through such buying cooperatives, and we were unable to pass the increase in programming costs on to our subscribers, our results of operations and cash flow would be adversely affected.

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

      Cable modem services have been subject to only light regulation by the FCC. The FCC has ruled that “broadband services should exist in a minimal regulatory environment.” Congress and the FCC have been asked to require cable operators to provide “open access” over their cable systems to other Internet service providers. To date, Congress and the FCC have declined to impose these requirements, although the FCC has initiated a rulemaking proceeding on this matter. This same open access issue is also being considered by some local franchising authorities and is being actively litigated in the courts. If we are required to provide open access or face other forms of increased regulation, it could adversely impact our anticipated revenues from high-speed Internet access services and complicate marketing and technical issues associated with the introduction of these services.

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

      Our ability to provide residential telephony will depend on our ability to obtain software at a cost that allows us to provide those services at competitive prices. We can not be certain that we will be able to do so.

As we introduce new cable services, a failure to predict and react to consumer demand or successfully integrate new technology could adversely affect our business.

We may be adversely affected by strikes and other labor protests.

      The employees of our Toledo cable system include three collective bargaining units represented by the Brotherhood of Teamsters. One of these includes technicians responsible for repair and ongoing maintenance of our cable plant; another comprises the employees who program our cable converter boxes, and the third includes employees responsible for construction and installation. The current collective bargaining agreements for these employees expire in 2008, 2004, and 2007, respectively.

      Certain technical employees of Buckeye TeleSystem, Inc., our telecom operation, are represented by the Brotherhood of Teamsters. The current collective bargaining agreement for these employees expires in 2007.

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

      The transmission of programming signals to our headends, our receipt of these signals at our headends and our distribution of the signals to our customers via our cable networks are each exposed to potential disruptions due to technical failures, storms, particularly ice storms, fires or other natural disasters. Any disruption in our receipt or distribution of programming can cause loss of revenues and increases in operating expenses and have an adverse effect on customer satisfaction. A significant and extended disruption could materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Newspaper Publishing Business

We may be adversely affected by variations in the cost of newsprint.

      Newsprint and ink expense represents our largest raw material expense and, after labor costs, is the most significant operating cost of our newspaper publishing operations. Although we have a contract to supply newsprint for our publishing operations, the contract expires at the end of 2004, and pricing under the contract varies with market conditions. Newsprint costs vary widely from time to time, and price changes in newsprint can significantly affect the overall earnings of our newspaper publishing operations. We cannot assure you that our publishing operations will not be exposed in the future to volatile or increased newsprint costs, which could have a material adverse effect on our business and results of operations.

We may be adversely affected by strikes and other labor protests.

      Substantially all non-management employees of our newspaper publishing operations are represented by various unions. The labor agreements with the 10 unions representing our Pittsburgh newspaper employees currently run through December 31, 2006. The labor agreements with the eight unions representing the employees of The Blade expire on March 21, 2006.

      If we were to experience a strike or work stoppage at one or both of our papers, any resulting disruptions in operations could cause us to lose subscribers and advertisers and might have permanent adverse effects on our business.

Reporting or taking editorial positions on controversial issues could adversely affect our business.

      Our newspapers report and take editorial positions on issues that are sometimes controversial and that may arouse passions in affected individuals or segments of our communities. This can involve risks of offending advertisers or subscribers, which can result in loss of advertising and subscription revenues, or can on occasion, lead to demonstrations and protests, adverse community reaction, boycotts or lawsuits.

The role of newspapers is threatened by competing communications and entertainment technologies.

      For the past several decades, the introduction of new communications and entertainment technologies has eroded the once dominant position of newspapers as a source of news and information. Americans, even those with post-secondary education, are reading newspapers less than in the past and this trend is even more pronounced in younger demographic age groups. Indeed, these younger age groups appear to be less interested in news generally. While we are making use of the Internet and exploring other strategies to adapt to the future growth of alternate communications and entertainment technologies, we expect the future growth of the Internet and other new technologies may cause this trend to continue. We are unable to predict the extent to which these technologies may adversely affect our newspaper publishing business.

We may be adversely affected by our inability under collective-bargaining agreements to implement sound economic and operational measures at our newspapers that allow the newspapers to operate competitively in the changing marketplace.

      Our collective-bargaining agreements with our newspaper employees impose stringent limitations on our ability to manage the costs and operations of our papers. Many of these limitations were developed decades ago, under markedly different market conditions. As the nature of the newspaper business has changed, as newspapers face wider and deeper competition from other media and from other forms of advertising, and as the general demand for print news has declined, these limitations have become increasingly troublesome. They present real barriers to our ability to meet the challenges we face with aggressive and proven strategies for sales, customer retention, and the development of new businesses. If we are unable to work with the unions that represent our employees to overcome these limitations, our ability to succeed in the newspaper business will be negatively affected, to the point that our continued ownership of the newspapers would be illogical.

Risks Related to Our Television Broadcasting Business

Our television broadcasting operations could be adversely affected if we fail to renew or continue on favorable terms, if at all, our network affiliations.

      We have one affiliation agreement with NBC, one with ABC and one with UPN. The affiliation agreements governing the relationship between Fox and our two Fox-affiliated stations are unsigned. Our network affiliation agreements are subject to termination by the networks under certain circumstances. We cannot assure you that our affiliation agreements will be renewed, that Fox will continue its relationship with us, or that each network will continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. The non-renewal or termination of a network affiliation could adversely affect our business.

The success of our television stations depends on the success of the network each station carries.

      The ratings of each of the television networks, which are based in large part on their programming, vary from year to year, and this variation can significantly impact a station’s revenues. There can be no assurance as to the future success of any network or its programming.

Emerging technologies may threaten our broadcast revenues.

      Emerging technologies that will allow viewers to digitally record, store and play back television programming may decrease viewership of commercials and, as a result, lower our advertising revenues.

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

      Four of our five television broadcasting stations are meeting the FCC requirement to be broadcasting in digital. KTRV is not required to construct digital facilities until the FCC determines which digital channel KTRV will ultimately utilize. Three of the four stations broadcasting in the digital format are operating at reduced power and antenna heights under an FCC temporary station authorization. The FCC will, at some undisclosed future date, require these stations to increase power and antenna height to the presently licensed maximum values. This future build-out and conversion of our fourth station will result in capital expenditures estimated at $9.2 million. Failure to complete the build-out, when required by the FCC, could result in fines, penalties and loss of the FCC license.

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

      Any natural disaster or extreme climatic event, such as an ice storm, could result in the loss of our ability to broadcast. Further, we own or lease antenna and transmitter space for each of our stations. If we were to lose any of our antenna tower leases, we cannot assure you that we would be able to secure replacement leases on commercially reasonable terms, or at all, which could also prevent us from transmitting our programs. Disruptions in our ability to receive or transmit our programming broadcasts could have a material adverse effect on our audience levels, advertising revenues and future results of operations.

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

      Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our interest rate risk, we have entered into interest rate swaps. As of December 31, 2003, our interest rate swap agreements expire in varying amounts through April 2009.

      The fair value of $90.3 million of our long-term debt approximates its carrying value as it bears interest at floating rates. As of December 31, 2003, the estimated fair value of our interest rate swap agreements was a liability of $869,000, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. This is reflected in our financial statements as other long-term obligations. Changes in the fair value of derivative financial instruments are recognized either in income or as an adjustment to the carrying value of the underlying debt depending on whether the derivative financial instruments qualify for hedge accounting. The fair market value and carrying value of our 9 1/4% senior subordinated notes were $200.5 million and $179.1 million, as adjusted for the fair value hedge, as of December 31, 2003, respectively.

      As of December 31, 2003, we had entered into interest rate swaps that approximated $241.0 million, including the effect of any offsetting swaps, or 90.8%, of our borrowings under all of our credit facilities. The interest rate swaps consist of $121.0 million relating to our revolving credit and term loan agreements, and $175.0 million principal amount of the senior subordinated notes. In addition, we had entered into an interest rate swap agreement that has the economic effect of substantially offsetting $55.0 million of the swap agreements totaling $121.0 million. In the event of an increase in market interest rates, the change in interest expense would be dependent upon the weighted average outstanding borrowings and derivative instruments in effect during the reporting period following the increase. Based on our outstanding borrowings and interest rate swap agreements as of December 31, 2003, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $393,000.

Item 8.	Financial Statements and Supplementary Data

      Reference is made to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The Managing Director and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as December 31, 2003, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Managing Director and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 15d under the Exchange Act that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The table below sets forth information about our executive officers and Board of Directors:

		Director
	Age	Since	Positions With the Company

Allan J. Block *	49	1985	Managing Director of the Company; Director
William Block, Jr. *	59	1985	Chairman of the Board of Directors
John R. Block *	49	1985	Vice Chairman; Editorial Director; Director
Diana E. Block *	31	2002	Director of Operations, Pittsburgh Post-Gazette; Director
David G. Huey	56	2002	President; Director
Gary J. Blair	58	1999	Vice President and Chief Financial Officer; Director
Jodi L. Miehls	32	—	Treasurer; Principal Accounting Officer
Fritz Byers	48	1999	Secretary; General Counsel; Director
Karen D. Johnese	56	1991	Director
Donald G. Block	50	1985	Director
Mary G. Block	71	1987	Director
Barbara B. Burney	54	2003	Director
Cyrus P. Block	57	1991	Director
Harold O. Davis	74	2002	Director

*	Denotes members of the Executive Committee

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

      Diana E. Block was appointed a Director and member of the Executive Committee in 2002 and in March 2003 was appointed Director of Operations for the Pittsburgh-Post Gazette. Previously she served as the Director of Systems and Technology for the Pittsburgh-Post Gazette from January 2002. She attended Carnegie Mellon University from 2000 to 2001, where she received her master’s degree. Previously, she held several positions with the Pittsburgh Post-Gazette beginning in 1998. Ms. Block also holds a B.A. from Yale University and a master’s degree from the University of Virginia.

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

      Karen D. Johnese is a Director. She is the Executive Director of the Pittsburgh Glass Center. Prior to September 2003 she held the position of Director of Corporate Citizenship for Block Communications, Inc. and prior to July 2002 she served as Director of Community Affairs for the Pittsburgh Post-Gazette from 1995. Ms. Johnese holds a B.A. from the University of Rochester, and a M.S.W. and an M.E.D. from the University of Pittsburgh.

      Donald G. Block is a Director. He is the Executive Director of the Greater Pittsburgh Literacy Council. Mr. Block holds a B.A. degree from Yale University and an M.A. from Indiana University.

      Mary G. Block is a Director and is the widow of Paul Block, Jr., who served as Chairman of the Board from 1942-1987.

      Barbara B. Burney was appointed a Director in July 2003. Ms. Burney is a teacher of music and drama and is working on her MFA degree. Ms. Burney holds a B.A. from Point Park University.

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

Family Relationships

      Allan J. Block and John R. Block are brothers, and Cyrus P. Block is their half-brother. Mary G. Block is the step-mother of Allan J., John R. and Cyrus P. Block.

      William Block, Jr., Karen D. Johnese, Barbara B. Burney, and Donald G. Block are brothers and sisters and are cousins of Allan J. Block, John R. Block and Cyrus P. Block. Diana E. Block is the daughter of William Block, Jr.

Audit Committee

      Our audit committee consists of one member, Harold O. Davis. Our board of directors has determined that Mr. Davis is an independent director, as defined in the listing standards of the NASDAQ Stock Exchange. We do not however believe Mr. Davis meets the definition of an “audit committee financial expert” as that term is defined in Item 401(h) of SEC Regulation S-K. The board is satisfied Mr. Davis meets all of the relevant criteria to ensure his independence, competence, integrity, and honesty in the discharge of his functions as the audit committee. Mr. Davis served as Chief Financial Officer of the company (and its predecessor companies) from 1972 until his retirement in 1990; prior to that he was an auditor with Ernst & Ernst. The board of directors believes that Mr. Davis’ background in public accounting as well as his substantial experience with the company significantly qualifies him to understand and oversee our financial reporting. Among other matters, the committee hires and replaces independent auditors as appropriate; evaluates performance of, independence of and pre-approves the non-audit services provided by independent auditors; discusses with management, internal auditors and the external auditors the quality of our accounting policies, procedures, and financial reporting; and finally, oversees the internal auditing functions and controls.

Code of Ethics

      In October 2003, we adopted a Code of Ethics for our Managing Director and Senior Financial Officers. The Code of Ethics is filed as Exhibit 14.1 to this Form 10-K.

Item 11.	Executive Compensation

      The following table sets forth information concerning the compensation paid for 2003, 2002 and 2001 to our five most highly compensated executive officers (the “named officers”):

	Annual Compensation(1)
			All Other
Name and Principal Positions Held	Salary	Bonus(2)	Compensation(3)

Allan J. Block, Managing Director and Director
2003	$480,808	—	$15,798
2002	468,964	467,176	14,798
2001	455,000	—	14,343
William Block, Jr., Chairman of the Board of Directors
2003	480,808	—	84,128
2002	468,964	467,173	83,128
2001	455,000	—	49,103
John R. Block, Vice Chairman, Editorial Director and Director
2003	480,808	—	35,586
2002	468,964	467,173	34,586
2001	455,000	—	34,131
Diana E. Block, Director of Operations of the Post-Gazette and	Director
2003	439,616	—	18,820
2002	287,196	467,173	14,195
2001	41,556	—	2,493
David G. Huey, President and Director
2003	356,313	99,000	47,041
2002	325,000	128,700	40,468
2001	285,000	102,600	23,430

(1)	The incremental cost of personal benefits provided to any named officer did not exceed the lesser of $50,000 or 10% of aggregate salary and bonus.

(2)	The amounts reported in this column include the value of non-voting common stock of the company that was issued as part of the Executive Committee’s compensation package for 2002. The assigned per share value of the non-voting common stock was $407.97. Each member of the Executive Committee was awarded 900 shares of non-voting common stock. Of the 900 shares, 448 shares were retained by the company to cover the individual’s taxes on the total shares awarded. The remaining 452 shares each were issued to the individuals.

(3)	The 2003 amounts reported in this column consist of (1) life insurance premiums of $3,798 for Allan J. Block, $72,128 for William Block, Jr., $23,586 for John R. Block, $6,820 for Diana E. Block and $18,646 for Mr. Huey and (2) employer contributions to a 401(k) plan and a supplemental deferred compensation plan of $12,000 for Allan J. Block, $12,000 for William Block, Jr., $12,000 for John R. Block, $12,000 for Diana E. Block and $35,041 for Mr. Huey.

      Mr. Huey participates in a Phantom Stock Plan under which the Executive Committee may award to key employees phantom stock units representing values determined by the Company of a hypothetical percentage interest in one of our subsidiaries. Phantom stock unit awards vest in increments of 25% for each year of employment after the date of the award and are payable in cash after eight years from the date of the award based on the value of the units at that time. No dividends or dividend equivalents are paid on phantom stock awards. No phantom stock awards were made to Mr. Huey in 2003, 2002 or 2001. As of December 31, 2003, the most recent valuation date, the book value of the phantom stock units held by Mr. Huey was $354,000.

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

      We have a defined benefit pension plan and supplemental retirement plan in which our other executive officers participate. The following table shows the estimated annual benefits payable under these plans upon normal retirement at age 65 to participating employees, including certain executive officers, in selected compensation and years-of-service categories:

	5-Year Average Compensation
Years of
Service	$200,000	$300,000	$400,000	$500,000	$600,000

5	$23,000	$34,500	$46,000	$57,500	$69,000
10	48,000	72,000	96,000	120,000	144,000
15	73,000	109,500	146,000	182,500	219,000
20	98,000	147,000	196,000	245,000	294,000
25	123,000	184,500	246,000	307,500	369,000
30	148,000	222,000	296,000	370,000	444,000

      The amounts shown in the table are straight-life annuity amounts, assuming no election of any available survivorship option, and are subject to offset for social security benefits. Benefits under the plans are based on the average of the participant’s covered compensation for the five years preceding retirement, with covered compensation consisting of salary and bonus. As of December 31, 2003, Mr. Huey had 18.8 years of credited service under these plans.

Compensation of Directors

      Except for the General Counsel, Directors who are not employees receive a payment of $2,000 for each Board of Directors meeting attended and an annual Directors Service Fee of $5,000.

      Cyrus P. Block and Karen D. Johnese, both directors, are each paid a fee of $50,000 per year for certain consulting services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table shows as of March 15, 2004 the amount and nature of beneficial ownership of each class of our outstanding capital stock by (1) each director (2) each executive officer named in the above Summary Compensation Table, (3) each beneficial owner of 5% or more of our Voting Common Stock and (4) all directors and executive officers as a group:

			Non-Voting
	Voting Common Stock		Common Stock		Class A Stock

	Amount and		Amount and		Amount and
	Nature of	Percent	Nature of	Percent	Nature of	Percent
	Beneficial	of	Beneficial	of	Beneficial	of
Name	Ownership(1)	Class	Ownership(1)	Class	Ownership(1)	Class

Allan J. Block(3)	7,350	25.0%	102,640 (2)	23.9%	1,537	12.2%
William Block, Jr.(3)	7,350	25.0%	37,873	8.8%	1,300	10.3%
John R. Block(3)	7,350	25.0%	102,640 (2)	23.9%	1,537	12.2%
Diana E. Block	—	—	1,928	0.4%	320	2.5%
David G. Huey	—	—	—	—	—	—
Gary J. Blair	—	—	—	—	—	—
Fritz Byers	—	—	—	—	—	—
Karen D. Johnese	—	—	495	0.1%	—	—
Donald G. Block	—	—	6,700	1.6%	1,660	13.2%
Mary G. Block	—	—	8,221	1.9%	1,297	10.3%
Cyrus P. Block	—	—	72,885 (2)	17.0%	2,970	23.5%
Harold O. Davis	—	—	—	—	—	—
Barbara B. Burney	—	—	3,991	0.9%	800	6.3%
William Block(3)	7,350	25.0%	225,294	52.6%	—	—

All directors and executive officers as a group (14 persons)	22,050	75.0%	192,123	44.8%	11,421	90.5%

(1)	Under regulations of the Securities and Exchange Commission, a person is considered the “beneficial owner” of a security if the person has or shares with others the power to vote the security (voting power) or the power to dispose of the security (investment power). In the table, beneficial ownership of our stock is determined in accordance with these regulations and does not necessarily indicate that the person listed as a beneficial owner has an economic interest in the shares listed as beneficially owned.

(2)	Includes 72,625 shares as to which Allan J. Block, John R. Block and Cyrus P. Block share voting and investment power.

(3)	The business address of each 5% beneficial owner of the Company’s Voting Common Stock is 541 N. Superior Street, Toledo, OH 43660.

Equity Compensation Plan Information

	Number of		Number of
	securities to be		securities remaining
	issued upon	Weighted average	available for future
	exercise of	exercise price of	issuance under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column (a))

	(a)	(b)	(c)
Equity Compensation Plans:
Approved by shareholders	None	—	2,000 (1)
Not approved by shareholders	None	—	None
Total	None	—	2,000 (1)

(1)	The holders of the Company’s voting common stock have approved a resolution under which members of the Executive Committee may receive bonuses payable in shares of the Company’s non-voting common stock if the Company exceeds its 2004 adjusted EBITDA budget by specified amounts. The number of shares which can be earned is determined by a formula based on the amount by which the Company exceeds the adjusted EBITDA budget and is limited to a maximum of 500 shares per Executive Committee member.

Item 13.	Relationships and Related Transactions

Stock Redemption Agreement

      The Company and the members of the Block family are parties to an agreement which requires the Company to redeem shares of our Non-Voting Common Stock from the estate of a deceased shareholder to the extent such redemption qualifies for sale treatment, rather than dividend treatment, under Section 303 of the Internal Revenue Code (the “Code”). In general, Section 303 allows sale treatment where (1) the value for Federal estate tax purposes of all stock of the Company included in determining the value of the decedent’s gross estate exceeds 35% of the excess of the value of the gross estate over certain allowable deductions and (2) the amount paid to redeem the stock does not exceed the sum of all federal and state death taxes (including generation-skipping taxes), plus funeral and administration expenses allowable as deductions for federal estate tax purposes. The initial redemption price under the agreement is the value of the shares for federal estate tax purposes in the deceased shareholder’s estate. In order to qualify for redemption of stock under the agreement, the estate of the deceased shareholder must elect under Section 6166 of the Code to pay the federal estate tax in deferred installments over a period of up to 15 years. In return, the estate is given an option to purchase for $1 per share a number of shares equal to any additional shares required to be redeemed as a result of the deferral election. The Company is also required to pay cash to cover the income tax consequences resulting from the redemption and the option.

      The amounts the Company might be required to pay under the agreement and the timing of such payments will depend upon the year of death of the shareholders and the value of the stock and the estate tax laws in effect at that time. To satisfy part of its obligation under the agreement, the Company has purchased life insurance on lives of certain shareholders who own significant amounts of our non-voting common stock. The vast majority of the life insurance in force is on the lives of William Block (our major shareholder) and his wife. The amount of the death benefit for Mr. and Mrs. Block is $46.2 million, of which $23.6 million is on the life of William Block, $11.3 million on the life of Mrs. Block and $11.3 million on their joint lives.

      Although we are unable to determine with any certainty the amounts we may be required to pay under the agreement, we believe that, based on the amount of life insurance in force for our major shareholders, combined with our ability to defer redemptions over a 15-year period, the amounts the Company will be required to pay under the agreement will not have a material adverse effect on the Company’s liquidity or financial position.

Related Party Transaction

      In 1996, Karen D. Johnese, a director of the Company, borrowed $100,000 from the Company under a promissory note bearing interest at the rate of 8% per annum. Ms. Johnese has repaid $46,400 of the principal amount. Principal in the amount of $53,600, together with accrued interest in the current amount of approximately $65,000 remain outstanding and are overdue. The largest outstanding principal balance during 2003 was $58,400.

Item 14.	Principal Accountant Fees and Services

      The following table sets forth the fees billed to the Company by Ernst & Young LLP for professional services rendered for 2003 and 2002:

	2003	2002

Audit Fees	$306,500	$278,000
Audit-Related Fees(1)	$8,111	$165,664
Tax Fees(2)	$107,618	$100,581
All Other Fees(3)	$1,500	$1,500

(1)	Audit-related services during 2003 consisted of assistance regarding compliance with Sarbanes-Oxley Act section 404. Audit-related services during 2002 consisted of accounting and reporting consultation, assistance with the issuance of the senior subordinated notes, and the subsequent Form S-4 registration of the senior subordinated notes.

(2)	Tax services consisted of preparation of various federal, state and local tax returns, estate planning regarding William Block Sr., and assistance with various state and local tax issues.

(3)	The services in this category consisted of an annual fee paid for an audit, tax and accounting research tool sponsored by Ernst & Young, LLP.

      For 2003, the percentages of non-audit services pre-approved by the Audit Committee were as follows: audit related fees, 1.9%; tax fees, 25.4%; and all other fees, 0.4%. The charter of the Audit Committee requires that the Audit Committee approve in advance all audit and non-audit services to be performed by the Company’s independent auditors, subject to the statutory exception for de minimus non-audit services.

PART IV

Item 15.	Exhibits, Financial Statements and Reports on 8-K

      (a) 1. Financial Statements:

      Our financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K, and are hereby incorporated by reference.

      2. The following financial statement schedule is included in item 15(d):

Schedule II — Valuation and Qualifying Accounts for the years ended December 2003, 2002 and 2001 All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      3. Exhibit Index:

      An Exhibit Index listing the exhibits filed or incorporated by reference with this report appears immediately following signature page to this report.

      (b) Reports on Form 8-K:

      Form 8-K filed on November 12, 2003 — The Company issued a press release announcing earnings results for the quarter ended September 30, 2003.

      (c) Exhibits

      The exhibits listed in the Exhibit Index referred to in item 15(a)(3) above are either filed with this Form 10-K or incorporated by reference in accordance with rule 12b-32 of the Exchange Act.

      (d) Financial Statement Schedule

      The financial statement schedule listed in item 15(a)(2) above is filed at page S-1 and should be read in conjunction with the financial statements included elsewhere herein.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Block Communications, Inc.

      We have audited the accompanying consolidated balance sheets of Block Communications, Inc. (the Company) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Block Communications, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 5 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets.

ERNST & YOUNG LLP

March 5, 2004

Toledo, Ohio

BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$11,461,283	$9,781,645
Receivables, less allowances for doubtful accounts and discounts of $3,548,000 and $3,552,000, respectively	43,956,593	45,454,639
Recoverable income taxes	11,115,152	9,029,371
Inventories	6,642,095	7,032,626
Prepaid expenses	5,884,309	4,498,401
Broadcast rights	6,870,822	6,546,678
Deferred income taxes	—	9,271,000

Total current assets	85,930,254	91,614,360
Property, plant and equipment:
Land and land improvements	12,561,091	12,255,696
Buildings and leasehold improvements	43,109,468	41,483,466
Machinery and equipment	226,659,605	215,180,502
Cable television distribution systems and equipment	224,958,491	195,399,291
Security alarm and video systems installation costs	7,123,115	6,591,940
Construction in progress	16,646,671	13,777,267

	531,058,441	484,688,162
Less allowances for depreciation and amortization	277,333,636	235,410,950

	253,724,805	249,277,212
Other assets:
Goodwill	51,987,021	51,987,021
Other intangibles, net of accumulated amortization	29,559,724	39,471,513
Cash value of life insurance	27,703,741	25,594,543
Deferred income taxes	—	16,659,000
Pension intangibles	11,812,858	11,931,764
Prepaid pension costs	2,778,300	2,437,798
Deferred financing costs	10,133,255	12,099,099
Broadcast rights, less current portion	4,292,528	6,676,317
Other	758,144	3,976,050

	139,025,571	170,833,105

	$478,680,630	$511,724,677

See accompanying notes.

BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31

	2003	2002

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$15,076,769	$13,831,059
Salaries, wages and payroll taxes	15,181,990	19,046,005
Workers’ compensation and medical reserves	9,381,579	8,863,918
Other accrued liabilities	31,150,605	32,846,215
Current maturities of long-term debt	1,481,143	4,649,871

Total current liabilities	72,272,086	79,237,068
Long-term debt, less current maturities	270,779,168	255,786,939
Other long-term obligations	153,862,651	144,113,551
Minority interest	9,080,434	11,941,238
Stockholders’ equity (deficit):
5% Non-cumulative, non-voting Class A Stock, par value $100 a share (entitled in liquidation to $100 per share in priority over Common Stock) — 15,680 shares authorized; 12,620 shares issued and outstanding	1,262,000	1,262,000
Common Stock, par value $.10 a share:
Voting Common Stock — 29,400 shares authorized, issued and outstanding	2,940	2,940
Non-voting Common Stock — 588,000 shares authorized; 428,613 and 427,786 shares issued and outstanding	42,861	42,779
Accumulated other comprehensive loss	(29,303,806)	(22,860,033)
Additional paid-in capital	1,058,687	771,274
Retained earnings (deficit)	(376,391)	41,426,921

	(27,313,709)	20,645,881

	$478,680,630	$511,724,677

See accompanying notes.

BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31

	2003	2002	2001

Revenue:
Publishing	$251,333,791	$257,256,343	$264,678,678
Cable	109,533,677	101,473,858	89,420,000
Broadcasting	39,406,282	39,964,031	35,183,897
Other Communications	19,784,459	20,152,011	17,931,004

	420,058,209	418,846,243	407,213,579
Expense:
Publishing	252,878,514	249,186,956	262,798,933
Cable	100,508,243	91,403,840	84,578,461
Broadcasting	36,693,290	36,312,941	36,972,664
Other Communications	17,451,402	17,699,243	18,854,358
Corporate general and administrative	4,398,354	6,045,826	2,705,412

	411,929,803	400,648,806	405,909,828

Operating income	8,128,406	18,197,437	1,303,751
Nonoperating income (expense):
Interest expense	(19,633,266)	(22,952,372)	(19,486,186)
Gain on disposition of Monroe Cablevision	—	21,140,829	—
Change in fair value of interest rate swaps	3,908,162	(732,748)	(5,340,046)
Loss on impairment of intangible asset	(8,378,058)	—	—
Loss on extinguishment of debt	—	(8,989,786)	—
Investment income	1,110,158	126,221	47,452

	(22,993,004)	(11,407,856)	(24,778,780)

Income (loss) from continuing operations before income taxes and minority interest	(14,864,598)	6,789,581	(23,475,029)
Provision (credit) for income taxes:
Federal:
Current	—	(2,707,248)	(3,680,000)
Deferred	27,428,585	4,899,196	(3,273,410)

	27,428,585	2,191,948	(6,953,410)
State and local	179,000	743,000	357,000

	27,607,585	2,934,948	(6,596,410)

Income (loss) from continuing operations before minority interest	(42,472,183)	3,854,633	(16,878,619)
Minority interest	2,860,804	(476,840)	234,622

Income (loss) from continuing operations	(39,611,379)	3,377,793	(16,643,997)
Loss from discontinued operations (including loss on disposal of $569,015 in 2003)	(1,417,098)	(1,044,795)	(1,748,856)
Income tax benefit	(456,885)	(207,448)	(535,990)

Loss on discontinued operations	(960,213)	(837,347)	(1,212,866)

Net income (loss)	$(40,571,592)	$2,540,446	$(17,856,863)

See accompanying notes.

BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three years ended December 31, 2003

			Common Stock

							Accumulated
	Class A Stock		Voting		Non-Voting		Other	Additional
							Comprehensive	Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Capital	Earnings	Total

Balances at January 1, 2001	12,620	$1,262,000	29,400	$2,940	430,123	$43,012	$(521,942)	$771,274	$59,832,216	$61,389,500
Net loss									(17,856,863)	(17,856,863)
Change in net minimum pension liability (net of $1,860,500 of deferred income taxes)							(3,307,662)			(3,307,662)

Fair value of interest rate swaps at January 1, 2001, less accumulated amortization of $706,638 (net of deferred taxes of $503,500)							(895,985)			(895,985)

Total comprehensive loss										(22,060,510)
Cash dividends declared:
Class A stock — $2.50 per share									(31,550)	(31,550)
Common Stock:
Voting — $1.20 per share									(35,280)	(35,280)
Non-voting — $1.20 per share									(516,147)	(516,147)

									(582,977)	(582,977)
Redemption of non-voting common shares at $497.61 per share					(2,337)	(233)			(1,162,680)	(1,162,913)

Balances at December 31, 2001	12,620	1,262,000	29,400	2,940	427,786	42,779	(4,725,589)	771,274	40,229,696	37,583,100
Net income									2,540,446	2,540,446
Change in net minimum pension liability (net of $10,452,982 of deferred income taxes)							(18,586,582)			(18,586,582)
Amortization of fair value of interest rate swaps at January 1, 2001 (net of $254,500 of deferred income taxes)							452,138			452,138

Total comprehensive loss										(15,593,998)
Cash dividends declared:
Class A stock — $5.00 per share									(63,100)	(63,100)
Common Stock:
Voting — $2.80 per share									(82,320)	(82,320)
Non-voting — $2.80 per share									(1,197,801)	(1,197,801)

									(1,343,221)	(1,343,221)

Balances at December 31, 2002	12,620	1,262,000	29,400	2,940	427,786	42,779	(22,860,033)	771,274	41,426,921	20,645,881
Net loss									(40,571,592)	(40,571,592)
Change in net minimum pension liability (net of $3,790,511 of deferred income taxes)							(6,736,029)			(6,736,029)
Amortization of fair value of interest rate swaps at January 1, 2001 (net of $163,800 of deferred income taxes)							292,256			292,256

Total comprehensive loss										(47,015,365)
Cash dividends declared:
Class A stock — $5.00 per share									(63,100)	(63,100)
Common Stock:
Voting — $2.55 per share									(74,970)	(74,970)
Non-voting — $2.55 per share									(1,093,650)	(1,093,650)

									(1,231,720)	(1,231,720)
Executive stock incentives issued at $407.97 per share					1,808	180		737,103		737,283
Redemption of non-voting common shares at $458.50 per share					(981)	(98)		(449,690)		(449,788)

Balances at December 31, 2003	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(29,303,806)	$1,058,687	$(376,391)	$(27,313,709)

See accompanying notes.

BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

Operating activities
Net income (loss)	$(40,571,592)	$2,540,446	$(17,856,863)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	47,715,423	44,753,126	44,601,107
Amortization of intangibles and deferred charges	3,083,785	3,011,349	4,421,315
Amortization of broadcast rights	7,020,339	7,138,102	6,510,196
Payments for broadcast rights	(6,933,128)	(5,744,461)	(5,117,113)
Gain on sale of Monroe Cablevision	—	(21,140,829)	—
Loss on disposal of discontinued operation	569,015	—	—
Loss on impairment of intangible asset	8,378,058	—	—
Deferred income taxes (credit)	26,971,700	4,691,748	(3,809,400)
Provision for bad debts	3,815,313	2,891,075	5,065,784
Minority interest	(2,860,804)	476,840	(234,622)
Change in fair value of interest rate swaps	(3,908,162)	732,748	5,340,046
(Gain) loss on disposal of property and equipment	2,177,810	(300,268)	23,117
Write-off of deferred charges related to extinguished debt	—	2,697,784	—
Changes in operating assets and liabilities:
Receivables	(1,587,254)	(4,151,483)	(367,929)
Inventories	375,595	(1,526,280)	4,895,147
Prepaid expenses	(1,387,091)	(931,248)	(626,695)
Accounts payable	654,700	1,468,530	(8,958,999)
Salaries, wages, payroll taxes and other accrued liabilities	(5,571,103)	1,887,007	2,678,519
Other assets	4,232,521	(3,140,143)	(7,580,118)
Postretirement benefits and other long-term obligations	84,936	(288,316)	8,296,980

Net cash provided by operating activities	42,260,061	35,065,727	37,280,472
Investing activities
Additions to property, plant and equipment	(54,992,717)	(30,670,261)	(62,153,533)
Change in cash value of life insurance	(2,109,198)	(2,167,877)	(1,408,960)
Borrowings against cash value of life insurance	—	—	7,393,834
Repayments of cash value of life insurance	—	(12,735,560)	—
Proceeds from sale of Monroe Cablevision	—	12,059,115	—
Proceeds from sale of investment	2,000,000	—	—
Payments for acquisitions	—	—	(1,640,000)
Proceeds from disposal of property and equipment	155,343	1,105,557	50,499

Net cash used in investing activities	(54,946,572)	(32,409,026)	(57,758,160)
Financing activities
Borrowings on term loan	20,000,000	75,000,000	62,500,000
Payments on term loan	(4,346,000)	(75,375,000)	—
Issuance of subordinated notes	—	175,000,000	—
Payments on long-term revolver	—	(92,500,000)	(23,000,000)
Payments on senior notes	—	(67,499,000)	(12,667,000)
Net payments on short-term revolver	—	—	(2,620,229)
Financing costs deferred	—	(10,768,413)	—
Proceeds from issuance of common stock	737,283	—	—
Payments on redemption of shares	(449,788)	—	(1,162,913)
Cash dividends paid	(1,231,720)	(1,343,221)	(582,977)
Distribution to minority partner	—	(800,000)	—
Payments on notes payable and capital leases	(343,626)	(472,154)	(319,431)

Net cash provided by financing activities	14,366,149	1,242,212	22,147,450

Increase in cash and cash equivalents	1,679,638	3,898,913	1,669,762
Cash and cash equivalents at beginning of period	9,781,645	5,882,732	4,212,970

Cash and cash equivalents at end of period	$11,461,283	$9,781,645	$5,882,732

Non-cash borrowings for equipment under capital lease	$76,856	$1,360,402	$—

See accompanying notes.

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

Trade Receivables

      Trade receivables are held until maturity, or payoff, and are therefore reported in the balance sheet at outstanding principal, adjusted for any write-offs or allowances for doubtful accounts. The Company provides an allowance for doubtful accounts equivalent to an estimation of uncollectible amounts, which is calculated based on a combination of specific identification of questionable accounts and historical collection experience. In addition to these factors, the Company has considered the state of the industries in which it operates, as well as the general state of the economy and the financial strength of the customer base. Accounts are considered past due when payment has not been received within the credit terms established, which vary by customer and industry. Trade receivables are typically written off when sent to a collection agency. Recoveries, net of collection fees, are recorded as a reduction in bad debt expense. None of the Company’s receivables at December 31, 2003 are held for sale. The Company does not accrue interest on past-due receivables, nor does it require collateral to establish trade credit.

Inventories

      Inventories principally relate to newsprint and security alarm system components and are stated at the lower of cost or market. Costs are determined by either the first-in, first-out (FIFO) or last-in, first-out (LIFO) method. Inventories valued on the LIFO method (newsprint inventories) comprise approximately 76% and 73% of total inventories at December 31, 2003 and 2002, respectively. If the FIFO method had been used, such inventories would have been approximately $1,190,000 and $625,000 higher than reported at December 31, 2003 and 2002, respectively.

Broadcast Rights

      Broadcast rights represent the cost of the rights to broadcast films and syndicated programming for specified periods of time. Such costs are capitalized and amortized on the straight-line method over the number of estimated showings. Broadcast rights payable represent the related liabilities under these long-term, non-interest bearing contracts. Additions to the broadcast rights were $5,102,000 and $7,712,000 for the years ended December 31, 2003 and 2002, respectively.

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

Long-Lived Assets

      Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the carrying value of long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If various external factors or the projected undiscounted cash flows generated by the asset over the remaining amortization period indicate that the carrying value of the asset will not be recoverable, the carrying value will be adjusted to the estimated fair value, or the remaining useful life adjusted as necessary. For the years ended December 31, 2003 and 2002, the Company has not recognized any impairment charges for long-lived assets under SFAS No. 144.

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

      At December 31, 2003, the Company participates in fifteen interest-rate swap contracts relating to its long-term debt. Two of these contracts are accounted for as fair value hedges; therefore, changes in the fair value of the derivative have no impact on the Company’s results of operations. These hedge contracts qualified for the short-cut method of evaluating effectiveness at the inception of the contracts; therefore, continuing assessments of their effectiveness are not performed. The remaining contracts either do not qualify for hedge accounting or the Company has not elected to implement hedge accounting. Accordingly, the Company has recognized a derivative valuation gain of $3,908,162 for the year ended December 31, 2003 and a derivative valuation loss of $732,748 and $5,340,046 for the years ended December 31, 2002 and 2001, respectively. The fair value of the interest rate swaps at December 31, 2003 of $869,436 is recorded in other long-term obligations. The fair value at December 31, 2002 of $893,073 is recorded in other non-current assets.

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Significant Accounting Policies (continued)

Revenue Recognition

      The Company recognizes revenue when it is realized or realizable and has been earned. Sales are considered earned when persuasive evidence of an arrangement exists, services or products are delivered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Net sales for all segments are comprised of gross sales less rebates, discounts and allowances. Net broadcasting sales is also net of agency commissions and net publishing sales is net of expense for barter transactions. Barter transactions in all other segments are recorded separately in revenues and operating expenses at the fair value of the services or assets exchanged.

      We bill for certain products and services prior to performance. Such services include newspaper subscriptions and cable, telephony and security monitoring services. These advance billings are included in deferred revenues and recognized as revenue in the period in which the newspapers or services are provided.

Stock-Based Employee Compensation

      Executive Committee members are entitled to receive incentive compensation payable in shares of non-voting common stock. During the year ended December 31, 2002, the Company recognized $1,468,692 in compensation expense for 3600 shares earned in 2002. As a result, a total of 1808 shares, net of taxes withheld, were issued in 2003. No shares were earned in the years ended December 31, 2003 or December 31, 2001.

      In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, was issued and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company previously adopted the fair value method of accounting for stock-based employee compensation; therefore, all years presented reflect this method and no pro-forma disclosures are required.

Other Comprehensive Income (Loss)

      The Company’s comprehensive income (loss) is defined as net income (loss) adjusted for the change in net minimum pension liability and the cumulative effect of the change in accounting standards recorded upon implementation of SFAS No. 133. Accumulated other comprehensive loss of $29,303,806 at December 31, 2003 includes net minimum pension liability of $29,152,215 and net unamortized SFAS 133 transition amount of $151,591. Accumulated other comprehensive loss of $22,860,033 at December 31, 2002 includes net minimum pension liability of $22,416,186 and net unamortized SFAS No. 133 transition amount of $443,847.

Reclassifications

      Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year.

New Accounting Standards

      In June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued and is effective for fiscal years beginning after June 15, 2002. The pronouncement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The adoption of this standard has had no impact on the Company’s financial position or results of operations.

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Significant Accounting Policies (continued)

      In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued and requires a gain or loss related to the extinguishment of debt to no longer be recorded as extraordinary item. The Company elected early adoption of SFAS No. 145. As a result, a loss on early extinguishment of debt of $9.0 million is included in income from continuing operations for the year ended December 31, 2002.

      In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued and applies to fiscal years beginning after December 31, 2002. SFAS No. 146 requires certain costs associated with a restructuring, discontinued operation or plant closing to be recognized as incurred rather than at the date of commitment to an exit or disposal plan. The loss on disposal recognized in connection with the discontinuation of certain operations as discussed in Note 3 reflects the adoption of this standard.

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

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Discontinued Operations

      Effective May 31, 2003, the Company suspended operations of Community Communication Services, Inc. (CCS), an alternative advertising distribution company. Effective December 31, 2003 the Company sold the net assets of certain divisions of Corporate Protection Services, Inc. (CPS) and ceased operations of those divisions, which were previously involved in the sale, installation, and testing of commercial security and fire protection systems. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of CCS and the affected divisions of CPS are reported separately from results of continuing operations for all periods presented. The reported loss from discontinued operations includes revenues of $3,207,000, $6,346,000, and $7,351,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Results for the year ended December 31, 2003 include a loss on disposal of the discontinued operations of $569,015. Previously, results of operations of CCS and the affected divisions of CPS were included in the Other Communications category for purposes of segment reporting.

4.	Income Taxes

      A reconciliation of the federal statutory rate to the Company’s effective tax rate follows:

	Years Ended December 31

	2003	2002	2001

Federal statutory rate	$(5,202,600)	$2,010,700	$(8,828,400)
Minority interest	1,001,300	(166,900)	82,100
State and local taxes, net of federal benefit	116,400	483,000	232,100
Amortization of intangibles	1,000	163,000	785,400
Valuation allowance	31,597,000	157,900	586,800
Other	94,485	79,800	9,600

Provision (credit) for income taxes	$27,607,585	$2,727,500	$(7,132,400)

      Total income taxes paid amounted to $749,000, $492,000 and $802,000 in 2003, 2002 and 2001, respectively.

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Income Taxes (continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,

	2003	2002

Deferred tax assets:
Postretirement benefits other than pensions	$31,186,000	$30,011,000
Tax loss and credit carryforwards	8,914,550	8,552,000
Net pension costs	7,561,000	5,784,000
Deferred compensation and severance	5,995,000	5,550,000
Insurance	3,261,000	3,197,000
Vacation pay	3,121,000	3,016,000
Fair value of interest rate swaps	1,787,000	2,436,000
Other	2,759,500	2,829,000

	64,585,050	61,375,000
Valuation allowance	(32,342,050)	(745,000)

	32,243,000	60,630,000
Deferred tax liabilities:
Tax over book depreciation and amortization	23,950,000	24,311,000
Basis difference on like-kind exchanges	8,293,000	10,389,000

	32,243,000	34,700,000

Net deferred tax assets	$—	$25,930,000

      At December 31, 2003, the Company has unused alternative minimum tax (AMT) credits of $5,422,300. In addition the Company has net operating loss and charitable contribution carryforwards of $8,650,000 and $2,706,000, respectively. These credits have been recognized in computing deferred income taxes. The AMT credits are available indefinitely to offset regular income tax in excess of AMT.

      The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax asset balance such that a full valuation allowance is warranted. Factors considered include the existence of cumulative losses in the most recent fiscal years, the length of time over which temporary differences are expected to reverse, and the availability of prudent and feasible tax strategies.

5.	Goodwill and Other Intangibles

      Intangible assets primarily include licenses, network affiliation agreements, subscriber lists, agreements not to compete, and purchased goodwill and, through December 31, 2001, have been amortized using the straight-line method over their estimated useful lives, which range from 10 to 40 years, excluding intangibles acquired prior to October 31, 1970. Effective January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Purchased goodwill and indefinite lived intangible assets are no longer amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal, or other means continue to be amortized over their useful lives.

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Goodwill and Other Intangibles (continued)

      In accordance with SFAS No. 142, the Company has not retroactively adjusted prior periods to reflect the non-amortization provisions of the statement. If the year ended December 31, 2001 had been adjusted to reflect those provisions, the following results would have been reported:

Net income as reported	$(17,856,863)
Effect of non-amortization provisions of SFAS No. 142 applied retroactively	3,407,107

Pro-forma net income	$(14,449,756)

      The Company classifies the following intangible assets as amortizable under the provisions of SFAS No. 142 based upon definite lives:

	2003		2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Franchise agreements	$9,264,000	$1,294,235	$9,264,000	$554,672
Subscriber lists	4,000,000	3,666,667	4,000,000	3,333,334
Agreements not to compete	1,355,000	1,103,445	1,355,000	667,500
Other intangibles	1,258,458	716,510	1,246,748	679,910

	$15,877,458	$6,780,857	$15,865,748	$5,235,416

      Amortization expense recognized for the above assets is expected to be $1,289,626 in 2004; $1,133,398 in 2005; $785,079 in 2006, $781,500 in 2007 and $756,500 in 2008.

      The following intangible assets have been identified as non-amortizable based upon indefinite useful lives and have not been amortized during the years ended December 31, 2003 or 2002:

	December 31,

	2003	2002

Goodwill	$51,987,021	$51,987,021
FCC licenses	19,938,123	28,316,181
Other intangibles	525,000	525,000

	$72,450,144	$80,828,202

      Our goodwill is allocated to reportable segments as follows:

	December 31,

	2003	2002

Publishing	$48,080,123	$48,080,123
Cable	1,416,002	1,416,002
Broadcasting	809,078	809,078
Corporate and Other	1,681,818	1,681,818

	$51,987,021	$51,987,021

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Goodwill and Other Intangibles (continued)

      As required by SFAS No. 142, the Company performed its annual impairment analysis of indefinite-lived intangibles during the fourth quarter of 2003. Fair values of reporting units used in the impairment analysis are determined through the use of a discounted cash flow valuation method. Based upon the results of this analysis, the Company has recognized an impairment loss of $5,613,299, net of minority interest, for the year ended December 31, 2003. The total loss, before minority interest, of $8,378,058 represents the excess of the carrying value over the determined fair value of the FCC license held by the WAND-TV Partnership. The impairment arises from a write-down of our FCC license resulting from a discounted cash flow forecast that uses industry averages to determine the fair value of the license. The decrease in fair value is the result of the decline in the advertising market during 2001 and 2003, which decreased industry-wide station operating margins. This loss is reported in the statement of operations as a non-operating expense. The impaired asset is reported in the broadcasting segment for purposes of segment reporting.

6.	Other Accrued Liabilities

      Other accrued liabilities consist of the following:

	December 31,

	2003	2002

Deferred revenue	$8,250,847	$7,409,616
Local taxes	5,367,554	5,381,128
Broadcast rights payable	5,312,805	5,850,146
Interest payable	2,884,976	3,938,061
Carriage fees	2,842,531	2,899,178
Other	6,491,892	7,368,086

	$31,150,605	$32,846,215

7.	Other Long-Term Obligations

      Other long-term obligations consist of the following:

	December 31,

	2003	2002

Other post-retirement benefits	$86,606,000	$83,365,000
Pension liabilities	49,602,966	36,171,121
Deferred compensation obligations	8,544,121	14,360,574
Broadcast rights payable	6,051,156	7,330,489
Other	3,058,408	2,886,367

	$153,862,651	$144,113,551

8.	Retirement and Pension Plans

      The Company and certain subsidiaries have several defined benefit pension plans covering substantially all active and retired employees. Benefits are generally based on compensation and length of service. In 2002 and 2003, the liabilities for certain participants in non-qualified defined benefit plans previously characterized as deferred compensation have been reclassified and included in the disclosures below.

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Retirement and Pension Plans (continued)

      The components of the benefit obligation, plan assets and funded status of the defined benefit pension plans are as follows:

	December 31,

	2003	2002

Change in benefit obligation:
Benefit obligation, beginning of year	$205,646,013	$184,565,001
Reclassification of non-qualified plan	11,322,235	1,296,406
Service cost	5,282,047	5,337,581
Interest cost	14,748,299	13,187,906
Plan amendments	239,533	3,717,857
Actuarial loss	19,373,796	8,722,294
Benefits paid	(12,663,974)	(11,181,032)

Benefit obligation, end of year	$243,947,949	$205,646,013

Change in plan assets:
Fair value of plan assets, beginning of year	$145,703,769	$153,834,964
Contributions	12,878,324	11,699,030
Actual return on plan assets	21,718,743	(8,649,193)
Benefits paid	(12,663,974)	(11,181,032)

Fair value of plan assets, end of year	$167,636,862	$145,703,769

Reconciliation of funded status:
Funded status of the plans	$(76,311,087)	$(59,942,244)
Unrecognized net loss	72,681,167	60,887,567
Unrecognized prior year service cost	14,167,820	12,310,308
Unrecognized net transition asset	—	(34,022)

Net amount recognized	$10,537,900	$13,221,609

      The net amount recognized above is recorded in the consolidated balance sheets as follows:

	December 31

	2003	2002

Prepaid pension costs	$2,778,300	$2,437,798
Pension liabilities	(49,602,966)	(36,171,121)
Intangible pension asset	11,812,858	11,931,764
Accumulated other comprehensive income	45,549,708	35,023,168

	$10,537,900	$13,221,609

      The benefit obligation presented above is the combined projected benefit obligation for the defined benefit plans. The combined accumulated benefit obligation was $216,893,527 and $181,610,652 for the fiscal years ended December 31, 2003 and 2002, respectively

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Retirement and Pension Plans (continued)

      The measurement dates used for determination of plan assets and obligations for the fiscal years ended December 31, 2003 and 2002 were September 30, 2003 and September 30, 2002, respectively. Assumptions used in the determination of the benefit obligation and the net periodic pension cost are as follows, on a weighted average basis:

	Benefit		Pension Cost
	Obligation		Year Ended
	December 31,		December 31,

	2003	2002	2003	2002	2001

Discount rate	6.25%	7.00%	7.00%	7.23%	7.65%
Rate of compensation increases	4.62%	4.99%	4.99%	4.99%	4.61%
Expected long-term rate of return on plan assets			8.78%	8.96%	8.95%

      The discount rates reflect the rate of return on high quality fixed income securities, which have decreased over the past three years. Certain plans have been subject to cost of living adjustments which increase benefits for eligible retirees. Based upon past practice, a cost of living adjustment assumption has been applied where appropriate in determination of the benefit obligation.

      All plan assets presented above are managed in accordance with an established investment policy. On a weighted average basis, the investment policies call for an allocation that consists of 63% equity securities and 37% fixed income securities. The expected long-term rate of return assumption above is reflective of this target allocation. Although periodic rebalancing occurs, actual allocations may vary due to investment performance and the need to maintain sufficient liquidity to service required benefit payments. Actual allocations of plan assets as of the measurement dates for the fiscal years ended December 31, 2003 and 2002 are as follows:

	December 31,

	2003	2002

Equity securities	59%	51%
Fixed income securities	31%	45%
Other assets, including cash and equivalents	10%	4%

	100%	100%

      Certain defined benefit pension plans have a projected benefit obligation that exceeds the fair value of plan assets. The aggregate projected benefit obligation and fair value of plan assets for these plans are $238,535,639 and $161,878,251, respectively, at December 31, 2003 and $200,103,920 and $139,897,438, respectively, at December 31, 2002. Certain plans have an accumulated benefit obligation that exceeds the fair value of plan assets. The aggregate accumulated benefit obligation and fair value of plan assets for these plans are $211,481,217 and $161,878,251, respectively, at December 31, 2003 and $176,068,559 and $139,897,438, respectively, at December 31, 2002.

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Retirement and Pension Plans (continued)

      The components of the net periodic pension cost are as follows:

	Years Ended December 31,

	2003	2002	2001

Service cost	$5,282,047	$5,337,581	$4,919,777
Interest cost	14,748,299	13,187,906	12,380,775
Expected return on plan assets	(15,367,200)	(15,526,468)	(15,312,255)
Amortization of transition amount	(34,022)	(64,228)	(64,228)
Amortization of prior service cost	1,851,178	1,582,384	1,307,393
Actuarial loss (gain) recognized	1,228,653	306,166	(365,980)

Net periodic pension cost	$7,708,955	$4,823,341	$2,865,482

      The Company expects to contribute approximately $8,700,000 to these plans in 2004. Various factors may cause actual contributions to differ from this estimate. The Company and certain subsidiaries also sponsor defined contribution plans and participate in several multi-employer and jointly-trusteed defined benefit pension plans. Total payments to the defined contribution and multi-employer and jointly-trusteed defined benefit plans were approximately $5,281,500, $5,315,400, and $5,404,300 in 2003, 2002, and 2001, respectively. The portions of plan assets and benefit obligations for the multi-employer and jointly-trusteed plans, which are applicable to employees of the Company and its subsidiaries, have not been determined.

9.	Postretirement Benefits other than Pensions

      The Company and certain subsidiaries provide access to health care benefits for certain retired employees. The components of the non-pension retirement benefit obligation and amounts accrued are as follows:

	December 31,

	2003	2002

Change in accumulated postretirement benefit obligation, beginning of year	$90,265,000	$87,602,000
Service cost	2,290,000	1,915,000
Interest cost	6,009,000	6,012,000
Actuarial loss (gain)	20,159,000	(78,000)
Benefits paid	(5,110,000)	(5,186,000)

Benefit obligation, end of year	$113,613,000	$90,265,000

Funded status of plan	$(113,613,000)	$(90,265,000)
Unrecognized actuarial loss	27,007,000	6,900,000

Accrued benefit cost	$(86,606,000)	$(83,365,000)

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Postretirement Benefits other than Pensions (continued)

      The components of the non-pension retirement benefit cost are as follows:

	Years Ended December 31,

	2003	2002	2001

Service cost	$2,290,000	$1,915,000	$1,474,000
Interest cost	6,009,000	6,012,000	5,240,000
Actuarial (gain) loss recognized	52,000	(7,000)	(119,000)

Net non-pension retirement benefit cost	$8,351,000	$7,920,000	$6,595,000

      The measurement date used for determination of plan obligations for the fiscal years ended December 31, 2003 and 2002 was the last day of the fiscal period. For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits for 2004, 2005 and 2006 was assumed to be 10%, 9% and 8%, respectively. The rate was assumed to decrease gradually to 5% for 2013 and remain at that level thereafter. A 1% increase in these rates would have increased the net non-pension retirement benefit expense by $1,964,000 and the benefit obligation by $15,326,000. A 1% decrease in these rates would have decreased the net non-pension retirement expense by $1,129,000 and the benefit obligation by $12,729,000. Discount rate assumptions used in the determination of the benefit obligation and the net periodic pension cost are as follows, on a weighted average basis:

			Non-Pension
	Benefit		Benefit Cost
	Obligation		Year ended
	December 31,		December 31,

	2003	2002	2003	2002	2001

Discount rate	6.25%	7.00%	7.00%	7.25%	7.75%

      These plans are unfunded, with the Company contributing to the plans in amounts equal to benefits distributed. The Company expects to contribute approximately $5,000,000 to these plans in 2004. Various factors may cause actual contributions to differ from this estimate.

      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. Provisions of the Act include a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company provides a prescription drug benefit for certain groups of retirees, however the Company has not yet assessed its eligibility to receive a subsidy under the Act, nor is it able to predict the impact of the behavior of its retiree population in response to the provisions of the Act. Accordingly, the Company has elected to defer recognition of the effects of the Act in accordance with Financial Accounting Standards Board Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-1). Therefore, measures of the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost presented above do not reflect the effects of the Act on the plans. Under the deferral provisions of FSP FAS 106-1, the effects of the Act will be recognized when authoritative guidance on the accounting for the federal subsidy is issued or earlier, if the deferral expires due to a significant event that would ordinarily call for remeasurement of a plan’s assets and obligations. Authoritative guidance, when issued, could require a change to previously reported information.

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Long-Term Debt and Credit Arrangements

      The amounts recorded as long-term debt are as follows:

	December 31,

	2003	2002

Senior subordinated notes	$175,000,000	$175,000,000
Fair value adjustment of subordinated notes	4,094,987	7,658,715

	179,094,987	182,658,715
Senior term loan B	80,279,000	74,625,000
Senior term loan A	10,000,000	—
Capital leases	2,886,324	3,153,095

	272,260,311	260,436,810
Less current maturities:
Senior term loans	1,100,000	4,321,000
Capital leases	381,143	328,871

	1,481,143	4,649,871

	$270,779,168	$255,786,939

      Maturities of long-term obligations for five years subsequent to December 31, 2003 are: 2004 — $1,481,143; 2005 — $2,268,166; 2006 — $3,295,763; 2007 — $3,948,263; 2008 — $4,043,181; and thereafter — $257,223,795.

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

      On May 15, 2002, the Company refinanced the remainder of its senior credit facilities. The new senior credit facilities included a $40 million delayed draw term loan A, a $75 million term loan B, and an $85 million revolver.

      The Company borrowed $20,000,000 of the $40,000,000 available under term loan A during 2003, allowing the remaining availability to expire under the terms of the credit agreement, which required withdrawals of $20,000,000 by June 30, 2003 and $20,000,000 by December 31, 2003. The credit agreement was amended as of September 30, 2003 to transfer $10,000,000 of borrowings under term loan A to term loan B. The remaining outstanding balance of term loan A incurs interest at the banks’ prime rate of interest plus applicable margin range from 0.75% to 2.00% or LIBOR plus applicable margin ranging from 1.75% to 3.00%. The agreement provides for the payment of a commitment fee on the unborrowed portion ranging from 0.50% to 0.75% per annum. Scheduled reductions of the credit committed begin in September 2004, with final maturity on May 15, 2009. Principal payments will be due at quarter-end, to the extent that total borrowings outstanding at the quarter-end exceeds the reduced credit committed. The outstanding debt relating to this agreement is $10,000,000 at December 31, 2003, at a weighted average interest rate of 4.14%.

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Long-Term Debt and Credit Arrangements (continued)

      The Company borrowed the $75,000,000 initially available under term loan B, which incurs interest at the banks’ prime rate of interest plus applicable margin of 1.75% or LIBOR plus applicable margin of 2.75%. As discussed above, the credit agreement was amended to transfer $10,000,000 of outstanding borrowings under term loan A to term loan B. The amended agreement requires quarterly principal payments of $212,500 through maturity at November 15, 2009. The outstanding debt relating to this agreement is $80,279,000 at December 31, 2003, at a weighted average interest rate of 3.92%.

      The Company may borrow up to $85,000,000 under a revolving credit agreement at the banks’ prime rate of interest plus applicable margin range from 0.75% to 2.00% or LIBOR plus applicable margin ranging from 1.75% to 3.00%. The agreement provides for the payment of a commitment fee on the unborrowed portion ranging from 0.50% to 0.75% per annum. Scheduled reductions of the credit committed begin in September 2004, with final maturity on May 15, 2009. Principal payments will be due at quarter-end, to the extent that total borrowings outstanding at the quarter-end exceeds the reduced credit committed. There are no amounts outstanding related to this agreement at December 31, 2003.

      The credit facilities are guaranteed jointly and severally by all of the Company’s wholly owned subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. WAND (TV) Partnership, a partially owned subsidiary of the Company is not a guarantor of the new credit facilities.

      In conjunction with the refinancing, the Company recognized a loss of $9.0 million in 2002 consisting of premiums paid to the existing noteholders and unamortized deferred financing costs relating to the refinanced debt.

      The Company participates in several interest-rate swap contracts related to its outstanding debt. See Note 1 for discussion of the Company’s accounting for these contracts.

      The terms of the debt agreements include covenants, which provide, among other things, restrictions on total and senior leverage and indebtedness, and minimums on earnings before interest, taxes, depreciation and amortization and maximums on capital expenditures.

      The Company’s revolving credit agreements and senior term loans bear interest at variable rates, thus the carrying values of these contracts approximate their fair value. The fair values of the senior subordinated notes are estimated using discounted cash flows analyses based on the Company’s current incremental borrowing rates for new long-term debt. The fair values of such fixed obligations are as follows:

	2003		2002

	Recorded Value	Fair Value	Recorded Value	Fair Value

Subordinated notes	$179,094,987	$200,495,110	$182,658,715	$204,576,617

	$179,094,987	$200,495,110	$182,658,715	$204,576,617

      Total interest paid was $20,597,898, $22,013,876, and $19,197,316 in 2003, 2002, and 2001, respectively. The Company capitalized $355,000, and $985,000 of interest in 2003 and 2001, respectively. No interest was capitalized in 2002.

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Commitments and Contingencies

      On March 15, 1987, a shareholder owning 50 percent of the Company’s outstanding voting common stock died. The Company had an agreement with the shareholder which provided that upon his death, the estate of the deceased shareholder (the Estate) could require the Company to redeem shares owned by such shareholder to the extent necessary to provide his estate with funds to pay estate taxes. In 2001, the Company made payments of $1,162,913 to redeem 2,337 non-voting shares based on a per share value of $497.61. The Estate did not redeem additional shares during 2002 or 2003, nor does the Company expect the Estate to redeem additional shares subsequent to December 31, 2003. Through December 31, 2003, the Company has redeemed 153,694 non-voting shares for approximately $45.0 million. The Company has the same agreement with all other shareholders, pending qualification under the Internal Revenue Code.

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

      The Company has outstanding irrevocable letters of credit from a bank totaling $14,100,000, with annual fees of 3.125%.

      Two subsidiaries of the Company have entered into agreements for future broadcast rights, which become available in 2004 or later. Maturities of unrecorded broadcast rights commitments are as follows: 2004 — $591,436; 2005 — $1,182,629; 2006 — $1,250,428; 2007 — $1,001,247; 2008 and thereafter — $1,334,877.

      The Company and its subsidiaries incurred rental expense of approximately $3,555,000, $3,999,000, and $4,064,000 for 2003, 2002, and 2001, respectively. Future rental commitments subsequent to December 31, 2003 are: 2004 — $2,815,650; 2005 — $2,202,344; 2006 — $872,824; 2007 — $320,520; 2008 and thereafter — $1,782,631.

      The Company has several subsidiaries for which varying portions of the labor force are represented by labor unions. On a combined basis, 67% of the Company’s total labor force at December 31, 2003 is subject to collective bargaining agreements. Certain employees of our cable and other communications segments are subject to collective bargaining agreements which expire prior to December 31, 2004, and represent 3% of the Company’s total labor force at December 31, 2003.

12.	Business Segment Information

      The Company has three reportable segments — publishing, cable and broadcasting. The publishing segment operates two daily newspapers located in Ohio and Pennsylvania. The cable segment includes two cable companies operating in Ohio and Michigan. The broadcasting segment has five television stations located in Idaho, Illinois, Indiana, Kentucky, and Ohio. The “Other Communications” category includes non-reportable segments and corporate items. The non-reportable segments provide services such as telephony, security systems and monitoring, and cable plant construction. In prior years, the Other Communications category has included the results of operations of Community Communications Service, Inc (CCS) and Corporate Protection Services, Inc. (CPS). As previously discussed, operations of CCS and certain divisions of CPS were discontinued in during 2003. Results of operations for CCS and the affected divisions of CPS have been reclassified to discontinued operations for all years presented.

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Business Segment Information (continued)

      The accounting policies of the reportable segments are consistent with those policies described in Note 1. Revenues are mostly from external customers with some intersegment revenues, primarily due to newspaper advertising, as shown in the intersegment amount under revenues. Operating income (loss) represents gross revenues before intersegment eliminations, less operating expenses. Operating expenses are mostly from external vendors with some intersegment expenses, primarily due to newspaper advertising and telephony services. The intersegment operating income (loss) is the net of the intersegment revenues and intersegment expenses. Certain corporate general and administrative expenses are included in operating income (loss) and are not allocated to individual segments. Nonoperating income (expense) includes interest expense and income, change in fair value of interest rate swaps and gains on the sales of Monroe Cablevision and WLFI-TV and are not allocated to segments. Amortization of intangibles and deferred charges for all segments reflects the 2002 implementation of the non-amortization provisions of SFAS No. 142. In the cable segment and other category, this decrease is offset by the amortization of franchise agreements acquired in 2002 and deferred charges related to the prior year debt refinancing, respectively. The following tables present certain financial information for the three reportable segments and the other category.

	Year Ended December 31,

	2003	2002	2001

Revenues:
Publishing	$255,072,667	$261,008,750	$269,940,958
Intersegment	(3,738,876)	(3,752,407)	(5,262,280)

External Publishing	251,333,791	257,256,343	264,678,678
Cable	109,638,385	101,562,492	90,246,800
Intersegment	(104,708)	(88,634)	(826,800)

External Cable	109,533,677	101,473,858	89,420,000
Broadcasting	39,406,282	39,964,031	35,183,897
Other	19,784,459	20,152,011	17,931,003

	$420,058,209	$418,846,243	$407,213,578

Operating income (loss):
Publishing	1,951,028	11,579,680	6,009,107
Intersegment	(3,495,751)	(3,510,293)	(4,129,362)

Net Publishing	(1,544,723)	8,069,387	1,879,745
Cable	5,423,545	6,188,202	509,415
Intersegment	3,601,889	3,881,816	4,332,124

Net Cable	9,025,434	10,070,018	4,841,539
Broadcasting	2,712,992	3,651,090	(1,788,767)
Corporate expenses	(4,398,354)	(6,045,826)	(2,705,412)
Other	2,333,057	2,452,768	(923,354)

	8,128,406	18,197,437	1,303,751
Nonoperating income (expense), net	(22,993,004)	11,407,856	24,778,780

Income (loss) from continuing operations before income taxes and minority interest	$(14,864,598)	$6,789,581	$(23,475,029)

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Business Segment Information (continued)

	Year Ended December 31,

	2003	2002	2001

Depreciation:
Publishing	$10,565,824	$11,299,600	$11,381,856
Cable	30,009,614	26,681,076	27,211,618
Broadcasting	2,874,373	2,659,875	2,528,464
Other	4,265,612	4,112,575	3,479,170

	$47,715,423	$44,753,126	$44,601,108

Amortization of intangibles and deferred charges:
Publishing	$352,993	$352,668	$2,485,915
Cable	739,563	559,597	179,903
Broadcasting	16,940	16,940	780,734
Other	1,974,289	2,082,144	974,762

	$3,083,785	$3,011,349	$4,421,314

Capital expenditures:
Publishing	$17,654,960	$4,786,521	$4,294,832
Cable	33,332,550	21,118,022	52,548,163
Broadcasting	1,356,185	3,263,438	1,268,908
Other	2,725,878	2,862,682	4,041,630

	$55,069,573	$32,030,663	$62,153,533

	December 31,

	2003	2002	2001

Assets:
Publishing	$203,593,402	$190,091,233	$174,713,665
Cable	158,462,203	158,749,105	166,223,678
Broadcasting	53,182,373	64,535,074	64,662,625
Other	63,442,652	98,349,265	79,954,271

	$478,680,630	$511,724,677	$485,554,239

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Selected Quarterly Financial Data (unaudited)

      The following is a summary of the unaudited quarterly results of operations of the Company for the years ended December 31, 2003 and 2002 (in thousands):

	2003

	Quarter 1	Quarter 2	Quarter 3	Quarter 4

Revenue, as reported	$101,424	$107,804	$101,882
Reclassify CCS discontinued operations	(83)	—	—
Reclassify CPS discontinued operations	(959)	(904)	(811)

Revenue, as restated	$100,382	$106,900	$101,071	$111,705

Operating income, as reported	$86	$5,780	$(2,279)
Reclassify CCS discontinued operations	115	—	—
Reclassify CPS discontinued operations	84	87	11

Operating income, as restated	$285	$5,867	$(2,268)	$4,244

Income (loss) from continuing operations, as reported	$(4,188)	$(682)	$(1,455)
Reclassify CCS discontinued operations	76	—
Reclassify CPS discontinued operations	36	37	48

Income (loss) from continuing operations, as restated	$(4,076)	$(645)	$(1,407)	$(33,483)

Net income	$(4,188)	$(898)	$(1,455)	$(34,031)

	2002

	Quarter 1	Quarter 2	Quarter 3	Quarter 4

Revenue, as reported	$102,013	$106,063	$103,244
Reclassify CCS discontinued operations	(122)	—	—
Reclassify CPS discontinued operations	(1,484)	(1,306)	(1,455)

Revenue, as restated	$100,407	$104,757	$101,789	$111,893

Operating income, as reported	1,430	7,083	3,956
Reclassify CCS discontinued operations	170	—	—
Reclassify CPS discontinued operations	76	(91)	15

Operating income, as restated	$1,676	$6,992	$3,971	$5,558

Income (loss) from continuing operations, as reported	12,953	(6,571)	(3,263)
Reclassify CCS discontinued operations	110	—	—
Reclassify CPS discontinued operations	49	(59)	8

Income (loss) from continuing operations, as restated	$13,112	$(6,630)	$(3,255)	$151

Net income	$12,953	$(6,898)	$(3,373)	$(142)

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Selected Quarterly Financial Data (unaudited) (continued)

      The quarterly results of operations presented above reflect the reclassification of the results of discontinued operations of CCS and certain divisions of CPS, as previously discussed. Net income for the fourth quarter of 2003 reflects an income tax charge for a full valuation allowance on deferred tax assets as discussed Note 4. Quarterly net income presented for the year ended December 31, 2002 reflects a first quarter gain on the exchange of Monroe Cablevision, discussed in Note 2, as well as a second quarter loss on early extinguishment of debt, discussed in Note 9. In addition, fluctuations in the non-cash gain or loss recorded on interest-rate swap contracts contribute to variability in quarterly net income for both years.

14.	Supplemental Guarantor Information

      The Company’s credit facilities are guaranteed jointly and severally by all of the Company’s wholly owned subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. WAND (TV) Partnership, a partially owned subsidiary of the Company, is not a guarantor of the new credit facilities.

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

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Supplemental Guarantor Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

December 31, 2003

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Current assets	$25,790,099	$57,688,341	$2,013,029	$438,785	$85,930,254
Property, plant and equipment, net	24,430,830	224,727,950	5,476,277	(910,252)	253,724,805
Intangibles, net	4,069,888	57,587,468	19,690,900	198,489	81,546,745
Cash value of life insurance, net	27,466,424	237,317	—	—	27,703,741
Prepaid pension costs	—	2,778,300	—	—	2,778,300
Pension intangibles	2,695,373	9,117,485	—	—	11,812,858
Investments in subsidiaries	173,607,302	—	—	(173,607,302)	—
Other	(6,914,956)	22,098,883	—	—	15,183,927

	$251,144,960	$374,235,744	$27,180,206	$(173,880,280)	$478,680,630

Liabilities and stockholders’ equity:
Current liabilities	$17,061,841	$54,367,604	$405,057	$437,584	$72,272,086
Long-term debt	270,779,168	—	—	—	270,779,168
Other long-term obligations	8,911,722	245,727,823	—	(100,776,894)	153,862,651
Minority interest	—	—	—	9,080,434	9,080,434
Stockholders’ equity	(45,607,771)	74,140,317	26,775,149	(82,621,404)	(27,313,709)

	$251,144,960	$374,235,744	$27,180,206	$(173,880,280)	$478,680,630

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Supplemental Guarantor Information (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

December 31, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Current assets	$31,824,209	$57,565,103	$2,136,861	$88,187	$91,614,360
Property, plant and equipment, net	26,920,217	215,990,124	5,994,444	372,427	249,277,212
Intangibles, net	4,494,448	58,696,639	28,068,958	198,489	91,458,534
Cash value of life insurance, net	25,369,465	225,078	—	—	25,594,543
Prepaid pension costs	—	2,437,798	—	—	2,437,798
Pension intangibles	1,442,550	10,489,214	—	—	11,931,764
Investments in subsidiaries	178,302,804	—	—	(178,302,804)	—
Other	18,618,079	20,792,387	—	—	39,410,466

	$286,971,772	$366,196,343	$36,200,263	$(177,643,701)	$511,724,677

Liabilities and stockholders’ equity:
Current liabilities	$23,530,460	$54,864,676	$756,010	$85,922	$79,237,068
Long-term debt	255,786,939	—	—	—	255,786,939
Other long-term obligations	11,310,112	238,274,771	—	(105,471,332)	144,113,551
Minority interest	—	—	—	11,941,238	11,941,238
Stockholders’ equity	(3,655,739)	73,056,896	35,444,253	(84,199,529)	20,645,881

	$286,971,772	$366,196,343	$36,200,263	$(177,643,701)	$511,724,677

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Supplemental Guarantor Information (continued)

CONSOLIDATING CONDENSED STATEMENT OF INCOME

Year Ended December 31, 2003

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$85,141,867	$343,149,150	$6,359,922	$(14,592,730)	$420,058,209
Expenses	87,162,950	331,426,292	6,650,612	(13,310,051)	411,929,803

Operating income (loss)	(2,021,083)	11,722,858	(290,690)	(1,282,679)	8,128,406
Nonoperating income (expense)	(13,070,589)	(1,544,001)	(8,378,414)	—	(22,993,004)

Income (loss) from continuing operations before income taxes and minority interest	(15,091,672)	10,178,857	(8,669,104)	(1,282,679)	(14,864,598)
Provision for income taxes	24,460,550	3,147,035	—	—	27,607,585

Income (loss) from continuing operations before minority interest	(39,552,222)	7,031,822	(8,669,104)	(1,282,679)	(42,472,183)
Minority interest	—	—	—	2,860,804	2,860,804

Income (loss) from continuing operations	(39,552,222)	7,031,822	(8,669,104)	1,578,125	(39,611,379)
Loss on discontinued operations, net of tax	—	(960,213)	—	—	(960,213)

Net income (loss)	$(39,552,222)	$6,071,609	$(8,669,104)	$1,578,125	$(40,571,592)

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Supplemental Guarantor Information (continued)

CONSOLIDATING CONDENSED STATEMENT OF INCOME

Year Ended December 31, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$84,293,867	$336,926,346	$8,087,156	$(10,461,126)	$418,846,243
Expenses	86,934,454	317,854,146	6,661,172	(10,800,966)	400,648,806

Operating income (loss)	(2,640,587)	19,072,200	1,425,984	339,840	18,197,437
Nonoperating income (expense)	(9,791,057)	(1,635,784)	18,985	—	(11,407,856)

Income (loss) from continuing operations before income taxes and minority interest	(12,431,644)	17,436,416	1,444,969	339,840	6,789,581
Provision (credit) for income taxes	(3,656,350)	6,591,298	—	—	2,934,948

Income (loss) from continuing operations before minority interest	(8,775,294)	10,845,118	1,444,969	339,840	3,854,633
Minority interest	—	—	—	(476,840)	(476,840)

Income (loss) from continuing operations	(8,775,294)	10,845,118	1,444,969	(137,000)	3,377,793
Loss on discontinued operations, net of tax	—	(837,347)	—	—	(837,347)

Net income (loss)	$(8,775,294)	$10,007,771	$1,444,969	$(137,000)	$2,540,446

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Supplemental Guarantor Information (continued)

CONSOLIDATING CONDENSED STATEMENT OF INCOME

Year Ended December 31, 2001

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$88,025,044	$328,598,591	$6,088,943	$(15,499,000)	$407,213,578
Expenses	88,862,744	324,624,576	6,836,328	(14,413,821)	405,909,827

Operating income (loss)	(837,700)	3,974,015	(747,385)	(1,085,179)	1,303,751
Nonoperating income (expense)	(22,857,542)	(1,957,648)	36,410	—	(24,778,780)

Income (loss) from continuing operations before income taxes and minority interest	(23,695,242)	2,016,367	(710,975)	(1,085,179)	(23,475,029)
Provision (credit) for income taxes	(7,818,800)	891,496	—	—	(6,927,304)

Income (loss) from continuing operations before minority interest	(15,876,442)	1,124,871	(710,975)	(1,085,179)	(16,547,725)
Minority interest	—	—	—	234,622	234,622

Income (loss) from continuing operations	(15,876,442)	1,124,871	(710,975)	(850,557)	(16,313,103)
Loss on discontinued operations	—	(1,543,760)	—	—	(1,543,760)

Net loss	$(15,876,442)	$(418,889)	$(710,975)	$(850,557)	$(17,856,863)

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Supplemental Guarantor Information (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 2003

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(11,722,227)	$54,534,373	$729,530	$(1,281,615)	$42,260,061
Additions to property, plant and equipment	(1,543,943)	(54,073,330)	(658,123)	1,282,679	(54,992,717)
Other investing activities	(87,619)	133,764	—	—	46,145

Net cash used in investing activities	(1,631,562)	(53,939,566)	(658,123)	1,282,679	(54,946,572)
Borrowings on term loan	20,000,000	—	—	—	20,000,000
Payments on long-term debt	(4,346,000)	—	—	—	(4,346,000)
Other financing activities	(326,099)	(960,688)	—	(1,064)	(1,287,851)

Net cash provided by financing activities	15,327,901	(960,688)	—	(1,064)	14,366,149

Increase (decrease) in cash and equivalents	1,974,112	(365,881)	71,407	—	1,679,638
Cash and equivalents at beginning of year	8,854,800	455,633	471,212	—	9,781,645

Cash and equivalents at end of year	$10,828,912	$89,752	$542,619	$—	$11,461,283

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Supplemental Guarantor Information (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(28,987,131)	$62,449,424	$1,172,642	$430,792	$35,065,727
Additions to property, plant and equipment	(1,011,528)	(28,255,872)	(1,063,021)	(339,840)	(30,670,261)
Other investing activities	(2,623,606)	884,841	—	—	(1,738,765)

Net cash used in investing activities	(3,635,134)	(27,371,031)	(1,063,021)	(339,840)	(32,409,026)
Issuance of subordinated note	175,000,000	—	—	—	175,000,000
Borrowings on term loan	75,000,000	—	—	—	75,000,000
Payments on long-term debt	(142,874,000)	—	—	—	(142,874,000)
Payments on long-term revolver	(92,500,000)	—	—	—	(92,500,000)
Other financing activities	23,664,987	(34,557,823)	(2,400,000)	(90,952)	(13,383,788)

Net cash provided by (used in) financing activities	38,290,987	(34,557,823)	(2,400,000)	(90,952)	1,242,212

Increase (decrease) in cash and equivalents	5,668,722	520,570	(2,290,379)	—	3,898,913
Cash and equivalents at beginning of year	3,186,078	(64,937)	2,761,591	—	5,882,732

Cash and equivalents at end of year	$8,854,800	$455,633	$471,212	$—	$9,781,645

BLOCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Supplemental Guarantor Information (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 2001

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(12,562,185)	$48,669,183	$2,446,601	$(1,273,127)	$37,280,472
Additions to property, plant and equipment	(2,826,823)	(59,784,679)	(586,010)	1,043,979	(62,153,533)
Other investing activities	5,975,472	(1,580,099)	—	—	4,395,373

Net cash provided by (used in) investing activities	3,148,649	(61,364,778)	(586,010)	1,043,979	(57,758,160)
Borrowing on term loan	49,833,000	—	—	—	49,833,000
Payments on revolving credit agreements	(25,620,229)	—	—	—	(25,620,229)
Other financing activities	(13,635,057)	11,340,588	—	229,148	(2,065,321)

Net cash provided by financing activities	10,577,714	11,340,588	—	229,148	22,147,450

Increase (decrease) in cash and equivalents	1,164,178	(1,355,007)	1,861,591	—	1,669,762
Cash and equivalents at beginning of year	2,021,900	1,290,070	901,000	—	4,212,970

Cash and equivalents at end of year	$3,186,078	$(64,937)	$2,761,591	$—	$5,882,732

BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended December 31, 2003

	Balance at	Charged to costs		Balance at
	January 1, 2003	and expenses	Deductions(1)	December 31, 2003

	(in thousands)
Allowance for doubtful receivables and discounts	$3,552	$3,815	$3,819	$3,548
Deferred tax valuation allowance	745	31,597	—	32,342

	Balance at	Charged to costs		Balance at
	January 1, 2002	and expenses	Deductions(1)	December 31, 2002

Allowance for doubtful receivables and discounts	$4,861	$2,891	$4,200	$3,552
Deferred tax valuation allowance	587	158	—	745

	Balance at	Charged to costs		Balance at
	January 1, 2001	and expenses	Deductions(1)	December 31, 2001

Allowance for doubtful receivables and discounts	$4,674	$5,066	$4,879	$4,861
Deferred tax valuation allowance	—	587	—	587

(1)	Deductions represent accounts receivable written off as uncollectible or credits given.

S-1

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Block Communications, Inc. (the “Registrant”) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2004

BLOCK COMMUNICATIONS, INC.

By:	/s/ ALLAN BLOCK

Allan Block,
Managing Director
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ WILLIAM BLOCK, JR. William Block, Jr.	Chairman	March 23, 2004

/s/ ALLAN BLOCK Allan Block	Managing Director (Principal Executive Officer)	March 23, 2004

/s/ DAVID G. HUEY David G. Huey	President and Director	March 23, 2004

/s/ GARY J. BLAIR Gary J. Blair	Executive Vice President/ Chief Financial Officer and Director	March 23, 2004

/s/ JODI L. MIEHLS Jodi L. Miehls	Treasurer/Chief Accounting Officer	March 23, 2004

/s/ BARBARA BURNEY Barbara Burney	Director	March 23, 2004

/s/ JOHN R. BLOCK John R. Block	Director	March 23, 2004

/s/ DONALD G. BLOCK Donald G. Block	Director	March 23, 2004

Mary G. Block	Director

/s/ KAREN D. JOHNESE Karen D. Johnese	Director	March 23, 2004

Cyrus P. Block	Director

/s/ FRITZ BYERS Fritz Byers	General Counsel and Director	March 23, 2004

Signatures	Title	Date

/s/ DIANA BLOCK Diana Block	Director	March 23, 2004

/s/ HAROLD O. DAVIS Harold O. Davis	Director	March 23, 2004

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Block Communications, Inc. (the “Company”), as amended to date, incorporate by reference to Exhibit 3.1 of the Company’s registration statement on Form S-4 #333-96619.
3.2	Code of Regulations of the Company, incorporated by reference to Exhibit 3.2 of the Company’s registration statement on Form S-4 #333-96619.
3.3	Close Corporation Operating Agreement, dated December 12, 1988, by and among the Company (f/n/a Blade Communications, Inc.) and the holders of all of its issued and outstanding stock, incorporated by reference to Exhibit 3.3 of the Company’s registration statement on Form S-4 #333-96619.
3.4	Agreement to Amend and Extend Close Corporation Operating Agreement, dated October 15, 1994, by and among the Company (f/n/a Blade Communications, Inc.) and the holders of all of its issued and outstanding stock, incorporated by reference to Exhibit 3.4 of the Company’s registration statement on Form S-4 #333-96619.
4.1	Indenture, dated as of April 18, 2002, among the Company, the Guarantors and Wells Fargo Bank Minnesota, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-4 #333-96619.
4.2	Credit Agreement, dated as of May 15, 2002, by and among the Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Company’s registration statement on Form S-4 #333-96619.
4.3	Guaranty Agreement, dated as of May 15, 2002, by and among each of the Guarantors and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 of the Company’s registration statement on Form S-4 #333-96619.
4.4	Security Agreement, dated as of May 15, 2002, by and among the Company, each of the Guarantors and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.3 of the Company’s registration statement on Form S-4 #333-96619.
4.5	Intellectual Property Security Agreement, dated as of May 15, 2002, by and among the Company, each of the Guarantors and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.4 of the Company’s registration statement on Form S-4 #333-96619.
4.6	Assignment of Patents, Trademarks and Copyrights, updated, by and among the Company, each of the Guarantors and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.5 of the Company’s registration statement on Form S-4 #333-96619.
4.7	Securities Pledge Agreement, by and among the Company, each Guarantor that owns Subsidiary Securities, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.6 of the Company’s registration statement on Form S-4 #333-96619.
4.8	Mortgage, dated May 15, 2002, between Block Communication, Inc, and Bank of America, N.A., as Agent, incorporated by reference to Exhibit 10.7 of the Company’s registration statement on Form S-4 #333-96619.
4.9	Amendment No. 1 dated September 12, 2002 to the Credit Agreement dated as of May 15, 2002, by and among the Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q #333-96619 for the quarterly period ended September 30, 2002.
4.10	Amendment No. 2 dated September 30, 2003 to the Credit Agreement dated as of May 15, 2002, by and among the Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q #333-96619 for the quarterly period ended September 30, 2003.
4.11	Amendment No. 3 dated March 19, 2004 to the Credit Agreement dated as of May 15, 2002, by and among the Company and Bank of America, N.A., as Administrative Agent.
10.1	Phantom Stock Plan, dated December 13, 1999, for Block Communications, Inc. (f/n/a Blade Communications, Inc.), incorporated by reference to Exhibit 10.8 of the Company’s registration statement on Form S-4 #333-96619.
10.2	Incentive Compensation Plan, dated January 1, 2004, for Block Communications, Inc.

10.3	Amendment to and Restatement of Stock Redemption Agreement, dated December 12, 1991, incorporated by reference to Exhibit 10.10 of the Company’s registration statement on Form S-4 #333-96619.
10.4	Shareholders’ Agreement, incorporated by reference to Exhibit 10.11 of the Company’s registration statement on Form S-4 #333-96619.
14.1	Code of Ethics
21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 of the Company’s registration statement on Form S-4 #333-96619.
31.1	Certification of the Managing Director pursuant to Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a)
32.1	Certification of the Managing Director pursuant to 18 U.S.C. Sec. 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350