Form 10-Q
period 2004-03-31
BLOCK COMMUNICATIONS INC
filed 2004-05-11
CIK 1177238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Voting Common Stock , (par value $.10)	Non-voting Common Stock, (par value $.10)

29,400 shares as of May 11, 2004	428,613 shares as of May 11, 2004

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 4. Controls and procedures
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
Certification
Certification
Certification
Certification

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31	December 31
	2004	2003
	(unaudited)	(note 1)
Assets
Current assets:
Cash and cash equivalents	$12,883,347	$11,461,283
Receivables, less allowances for doubtful accounts and discounts of $4,111,000 and $3,548,000, respectively	40,874,503	43,956,593
Recoverable income taxes	10,557,379	11,115,152
Inventories	7,831,569	6,642,095
Prepaid expenses	5,128,024	5,884,309
Broadcast rights	6,538,111	6,870,822

Total current assets	83,812,933	85,930,254
Property, plant and equipment:
Land and land improvements	12,577,331	12,561,091
Buildings and leasehold improvements	43,118,311	43,109,468
Machinery and equipment	228,041,375	226,659,605
Cable television distribution systems and equipment	227,601,339	224,958,491
Security alarm and video systems installation costs	7,222,117	7,123,115
Construction in progress	24,803,511	16,646,671

	543,363,984	531,058,441
Less allowances for depreciation and amortization	288,784,586	277,333,636

	254,579,398	253,724,805
Other assets:
Goodwill	52,034,273	51,987,021
Other intangibles, net of accumulated amortization	29,171,871	29,559,724
Cash value of life insurance	28,206,987	27,703,741
Pension intangibles	11,812,858	11,812,858
Prepaid pension costs	2,778,300	2,778,300
Deferred financing costs	9,641,794	10,133,255
Broadcast rights, less current portion	3,014,880	4,292,528
Other	728,218	758,144

	137,389,181	139,025,571

	$475,781,512	$478,680,630

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	March 31	December 31
	2004	2003
	(unaudited)	(note 1)
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$12,564,988	$15,076,769
Salaries, wages and payroll taxes	15,158,498	15,181,990
Workers’ compensation and medical reserves	9,992,096	9,381,579
Other accrued liabilities	36,362,955	31,150,605
Current maturities of long-term debt	1,617,017	1,481,143

Total current liabilities	75,695,554	72,272,086
Long-term debt, less current maturities	274,900,643	270,779,168
Other long-term obligations	154,447,516	153,862,651
Minority interest	9,063,964	9,080,434
Stockholders’ equity (deficit):
5% Non-cumulative, non-voting Class A Stock, par value $100 a share (entitled in liquidation to $100 per share in priority over Common Stock) — 15,680 shares authorized; 12,620 shares issued and outstanding	1,262,000	1,262,000
Common Stock, par value $.10 a share:
Voting Common Stock — 29,400 shares authorized, issued and outstanding	2,940	2,940
Non-voting Common Stock — 588,000 shares authorized; 428,613 shares issued and outstanding	42,861	42,861
Accumulated other comprehensive loss	(29,286,971)	(29,303,806)
Additional paid-in capital	1,058,687	1,058,687
Retained deficit	(11,405,682)	(376,391)

	(38,326,165)	(27,313,709)
	$475,781,512	$478,680,630

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

	Three months ended March 31
	2004	2003
Revenue:
Publishing	$60,928,375	$59,465,222
Cable	28,717,516	26,908,577
Broadcasting	9,715,342	9,068,231
Other Communications	5,133,073	4,939,651

	104,494,306	100,381,681
Expense:
Publishing	64,708,088	60,784,000
Cable	26,151,519	24,689,294
Broadcasting	9,193,801	9,345,026
Other Communications	4,419,239	4,198,052
Corporate general and administrative	1,752,212	1,079,456

	106,224,859	100,095,828

Operating income (loss)	(1,730,553)	285,853
Nonoperating income (expense):
Interest expense	(4,662,529)	(4,947,372)
Change in fair value of interest rate swaps	(4,582,656)	(828,122)
Investment income	140,525	30,204

	(9,104,660)	(5,745,290)

Loss from continuing operations before income taxes and minority interest	(10,835,213)	(5,459,437)
Provision (credit) for income taxes:
Federal:
Current	—	—
Deferred	(9,475)	(2,176,054)

	(9,475)	(2,176,054)
State and local	220,023	832,417

	210,548	(1,343,637)

Loss from continuing operations before minority interest	(11,045,761)	(4,115,800)
Minority interest	16,470	39,711

Loss from continuing operations	(11,029,291)	(4,076,089)
Loss from discontinued operations	—	(199,419)
Income tax benefit	—	(87,489)

Loss on discontinued operations	—	(111,930)

Net loss	$(11,029,291)	$(4,188,019)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)

			Common Stock
	Class A Stock		Voting		Non-Voting		Accumulated Other Comprehensive	Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Capital	Earnings	Total
Balances at January 1, 2004	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(29,303,806)	$1,058,687	$(376,391)	$(27,313,709)
Net loss									(11,029,291)	(11,029,291)
Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $9,475)							16,835			16,835

Total comprehensive loss										(11,012,456)

Balances at March 31, 2004	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(29,286,971)	$1,058,687	$(11,405,682)	$(38,326,165)

Balances at January 1, 2003	12,620	$1,262,000	29,400	$2,940	427,786	$42,779	$(22,860,033)	$771,274	$41,426,921	$20,645,881
Net loss									(4,188,019)	(4,188,019)
Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $63,500)							113,159			113,159

Total comprehensive income										(4,074,860)

Balances at March 31, 2003	12,620	$1,262,000	29,400	$2,940	427,786	$42,779	$(22,746,874)	$771,274	$37,238,902	$16,571,021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31
	2004	2003
Operating activities
Net loss	$(11,029,291)	$(4,188,019)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	12,066,116	12,461,153
Amortization of intangibles and deferred charges	772,438	764,629
Amortization of broadcast rights	1,552,166	1,723,413
Payments for broadcast rights	(1,634,272)	(1,758,892)
Deferred income taxes (credit)	(9,475)	(2,263,543)
Provision for bad debts	1,041,442	138,738
Minority interest	(16,470)	(39,711)
Change in fair value of interest rate swaps	4,582,656	828,122
Loss on disposal of property and equipment	239,654	39,462
Changes in operating assets and liabilities:
Receivables	2,040,648	5,032,098
Inventories	(1,189,474)	(139,910)
Prepaid expenses	756,285	185,868
Accounts payable	(2,511,779)	(3,194,685)
Salaries, wages, payroll taxes and other accrued liabilities	6,115,690	1,465,153
Other assets	667,322	1,301,960
Postretirement benefits and other long-term obligations	1,954,661	1,942,396

Net cash provided by operating activities	15,398,317	14,298,232
Investing activities
Additions to property, plant and equipment	(13,183,264)	(8,812,985)
Change in cash value of life insurance	(503,246)	(434,496)
Proceeds from disposal of property and equipment	13,700	—

Net cash used in investing activities	(13,672,810)	(9,247,481)
Financing activities
Payments on term loan	(212,500)	(3,758,500)
Payments on capital leases	(90,943)	(82,584)

Net cash used in financing activities	(303,443)	(3,841,084)

Increase in cash and cash equivalents	1,422,064	1,209,667
Cash and cash equivalents at beginning of period	11,461,283	9,781,645

Cash and cash equivalents at end of period	$12,883,347	$10,991,312

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BLOCK COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Block Communications, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the December 31, 2003 audited consolidated financial statements and footnotes thereto.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

New Accounting Standards

In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued and applies to fiscal years beginning after December 31, 2002. SFAS No. 146 requires certain costs associated with a restructuring, discontinued operation or plant closing to be recognized as incurred rather that at the date of commitment to an exit or disposal plan. Losses recognized in connection with the discontinuation of operations in 2003 reflect the adoption of this standard. See Note 2 for disclosures relating to discontinued operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation significantly changes previous practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in the Interpretation are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and can be reasonably estimated. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payments under the guarantee is remote. The Interpretation’s disclosure requirements were effective for financial statements beginning in 2002. The Company does not currently guarantee indebtedness of any party outside of the consolidated group. See Note 9 for disclosures relating to guarantees within the consolidated group.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE 2 — DISCONTINUED OPERATIONS

Effective May 31, 2003, the Company suspended operations of Community Communication Services, Inc. (CCS), an alternative advertising distribution company. Effective December 31, 2003, the Company sold the net assets of certain divisions of Corporate Protection Services, Inc. (CPS) and ceased operating those divisions, which were previously involved in the sale, installation, and testing of commercial security and fire protection systems. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of CCS and the affected divisions of CPS are reported separately from results of continuing operations for the period ended March 31, 2003. The reported loss from discontinued operations includes revenues of $1,042,537 for the three months ended March 30, 2003. Previously, results of operations of CCS and the affected divisions of CPS were included in the Other Communications segment.

NOTE 3 — RETIREMENT AND PENSION PLANS

The Company and certain subsidiaries have several defined benefit pension plans covering substantially all active and retired employees. Benefits are generally based on compensation and length of service. The components of net periodic pension cost are as follows:

	Three months ended March 31
	2004	2003
Service cost	$1,298,927	$1,320,512
Interest cost	3,708,846	3,687,075
Expected return on plan assets	(3,733,503)	(3,841,800)
Amortization of transition amount	—	(8,506)
Amortization of prior service cost	436,435	462,795
Actuarial (gain) loss recognized	608,122	307,163

	$2,318,827	$1,927,239

The assumptions used in the determination of 2004 net periodic pension cost include a discount rate of 6.25%, expected return on plan assets of 8.16%, and a rate of compensation increase of 4.62%, all calculated on a weighted average basis.

The Company has contributed $963,000 to these defined benefit pension plans during the three months ended March 31, 2004 and estimates that total 2004 contributions to these plans will be approximately $8,700,000. Various factors may cause actual contributions to differ from this estimate.

NOTE 4 — POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company and certain subsidiaries provide access to health care benefits for certain retired employees. The components of non-pension post-retirement benefit cost are as follows:

	Three months ended March 31
	2004	2003
Service cost	$674,250	$572,500
Interest cost	1,527,250	1,502,250
Amortization of prior service cost	(250,000)	—
Actuarial (gain) loss recognized	375,000	13,000

	$2,326,500	$2,087,750

The 2004 non-pension post-retirement benefit cost reflects an assumed discount rate of 6.25%.

The Company has contributed $1,631,000 to these post-retirement benefit plans during the three months ended March 31, 2004 and estimates that total 2004 contributions to these plans will be approximately $5,000,000. Various factors may cause actual contributions to differ from this estimate.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE 4 — POST-RETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. Provisions of the Act include a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company provides a prescription drug benefit for certain groups of retirees; however the Company has not yet assessed its eligibility to receive a subsidy under the Act, nor is it able to predict the impact of the behavior of its retiree population in response to the provisions of the Act. Accordingly, the Company has elected to defer recognition of the effects of the Act in accordance with Financial Accounting Standards Board Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-1). Therefore, measures of the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost included in the condensed consolidated balance sheets and presented above do not reflect the effects of the Act on the plans. Under the deferral provisions of FSP FAS 106-1, the effects of the Act will be recognized when authoritative guidance on the accounting for the federal subsidy is issued, or earlier if the deferral expires due to a significant event that would ordinarily call for remeasurement of a plan’s assets and obligations. Authoritative guidance, when issued, could require a change to previously reported information.

NOTE 5 — LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2004	2003
Subordinated notes	$175,000,000	$175,000,000
Fair value adjustment of subordinated notes	8,655,778	4,094,987

Subordinated notes, as adjusted	183,655,778	179,094,987
Senior term loan	90,066,500	90,279,000
Capital leases	2,795,382	2,886,324
	276,517,660	272,260,311
Current maturities	1,617,017	1,481,143

	$274,900,643	$270,779,168

The Company is exposed to market risk arising from changes in interest rates and therefore participates in interest-rate swap contracts as it deems necessary to minimize interest expense while stabilizing cash flows. At March 31, 2004, the Company participates in seventeen interest-rate swap contracts relating to its long-term debt. Two of these contracts are accounted for as fair value hedges; therefore, changes in the fair value of these derivatives, classified in other comprehensive income, have no impact on the Company’s results of operations. These hedge contracts qualified for the short-cut method of evaluating effectiveness at the inception of the contract; therefore, continuing assessments of their effectiveness are not performed.

The remaining contracts either do not qualify for hedge accounting or the Company has not elected to implement hedge accounting. Accordingly, the Company has recognized a derivative valuation loss of $4,582,656 for the three months ended March 31, 2004 and a loss of $828,122 for the same period of the prior year.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE 6 — OTHER LONG-TERM OBLIGATIONS

Other long-term obligations consist of the following:

	March 31,	December 31,
	2004	2003
Other postretirement benefits	$88,016,668	$86,606,000
Pension liabilities	51,069,962	49,602,966
Deferred compensation obligations	7,750,329	8,544,121
Broadcast rights payable	4,685,802	6,051,156
Other	2,924,755	3,058,408

	$154,447,516	$153,862,651

NOTE 7 — INCOME TAXES

The provision for income taxes reflected in the Condensed Consolidated Statement of Income for the period ended March 31, 2004 includes adjustments necessary to maintain a full valuation allowance against the net balance of deferred tax assets. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax asset balance such that a full valuation allowance is warranted. Factors considered include the existence of cumulative losses in the most recent fiscal years, the length of time over which temporary differences are expected to reverse, and the availability of prudent and feasible tax strategies.

NOTE 8 — BUSINESS SEGMENT INFORMATION

The Company has three reportable segments — publishing, cable and broadcasting. The publishing segment operates two daily newspapers, located in Ohio and Pennsylvania. The cable segment includes two cablevision companies located in Ohio. The broadcasting segment has five television stations, located in Idaho, Illinois, Indiana, Kentucky, and Ohio. The “Other” category includes non-reportable segments and corporate items. The non-reportable segments provide services such as telephony, security systems and monitoring, and cable plant construction. The following table presents certain financial information for the three reportable segments and the other category.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	Three months ended March 31
	2003	2002
Revenues:
Publishing	$61,898,334	$60,325,059
Intersegment	(969,959)	(859,837)

External Publishing	60,928,375	59,465,222
Cable	28,746,759	26,931,360
Intersegment	(29,243)	(22,783)

External Cable	28,717,516	26,908,577
Broadcasting	9,715,342	9,068,231
Other	5,133,073	4,939,651

	$104,494,306	$100,381,681

Operating income (loss):
Publishing	(2,868,672)	(516,620)
Intersegment	(911,041)	(802,158)

Net Publishing	(3,779,713)	(1,318,778)
Cable	1,610,874	1,365,850
Intersegment	955,123	853,433

Net Cable	2,565,997	2,219,283
Broadcasting	521,541	(276,795)
Corporate expenses	(1,752,212)	(1,079,456)
Other	713,834	741,599

	(1,730,553)	285,853
Nonoperating income (expense), net	(9,104,660)	5,745,290

Loss from continuing operations before income taxes and minority interest	$(10,835,213)	$(5,459,437)

NOTE 9 — SUPPLEMENTAL GUARANTOR INFORMATION

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE 9 — SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

March 31, 2004

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets:
Current assets	$25,006,391	$56,556,800	$2,417,974	$(168,232)	$83,812,933
Property, plant and equipment, net	24,098,956	226,805,952	5,220,923	(1,546,433)	254,579,398
Intangibles, net	3,959,329	57,357,426	19,690,900	198,489	81,206,144
Cash value of life insurance	27,969,670	237,317	—	—	28,206,987
Prepaid pension costs	—	2,778,300	—	—	2,778,300
Pension intangibles	2,695,373	9,117,485	—	—	11,812,858
Investments in subsidiaries	170,535,107	—	—	(170,535,107)	—
Other	(7,411,444)	20,796,336	—	—	13,384,892

	$246,853,382	$373,649,616	$27,329,797	$(172,051,283)	$475,781,512

Liabilities and stockholders’ equity:
Current liabilities	$19,735,853	$55,537,638	$604,557	$(182,494)	$75,695,554
Long-term debt	274,900,643	—	—	—	274,900,643
Other long-term obligations	9,080,469	243,058,685	—	(97,691,638)	154,447,516
Minority interest	—	—	—	9,063,964	9,063,964
Stockholders’ equity	(53,863,583)	75,053,293	26,725,240	(83,241,115)	(38,326,165)

	$246,853,382	$373,649,616	$27,329,797	$(172,051,283)	$475,781,512

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE 9 — SUPPLEMENTAL GUARANTOR INFORMATION (continued)

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE 9 — SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF INCOME

Three Months Ended March 31, 2004

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenue	$20,061,339	$88,848,645	$1,633,417	$(6,049,095)	$104,494,306
Expenses	22,262,968	87,690,731	1,684,074	(5,412,914)	106,224,859

Operating income (loss)	(2,201,629)	1,157,914	(50,657)	(636,181)	(1,730,553)
Nonoperating income (expense)	(9,080,493)	(24,915)	748	—	(9,104,660)

Income (loss) from continuing operations before income tax and minority interest	(11,282,122)	1,132,999	(49,909)	(636,181)	(10,835,213)
Provision (credit) for income taxes	(9,475)	220,023	—	—	210,548

Income (loss) from continuing operations before minority interest	(11,272,647)	912,976	(49,909)	(636,181)	(11,045,761)
Minority interest	—	—	—	16,470	16,470

Net income (loss)	$(11,272,647)	$912,976	$(49,909)	$(619,711)	$(11,029,291)

CONSOLIDATING CONDENSED STATEMENT OF INCOME

Three Months Ended March 31, 2003

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenue	$19,651,046	$82,018,665	$1,489,056	$(2,777,086)	$100,381,681
Expenses	21,170,272	80,108,492	1,609,816	(2,792,752)	100,095,828

Operating income (loss)	(1,519,226)	1,910,173	(120,760)	15,666	285,853
Nonoperating income (expense)	(5,745,098)	(617)	425	—	(5,745,290)

Income (loss) from continuing operations before income tax and minority interest	(7,264,324)	1,909,556	(120,335)	15,666	(5,459,437)
Provision (credit) for income taxes	(1,944,444)	600,807	—	—	(1,343,637)

Income (loss) from continuing operations before minority interest	(5,319,880)	1,308,749	(120,335)	15,666	(4,115,800)
Minority interest	—	—	—	39,711	39,711

Income (loss) from continuing operations	(5,319,880)	1,308,749	(120,335)	55,377	(4,076,089)
Loss from discontinued operations, net	—	(111,930)	—	—	(111,930)

Net income (loss)	$(5,319,880)	$1,196,819	$(120,335)	$55,377	$(4,188,019)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE 9 — SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Three months ended March 31, 2004

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(303,248)	$15,614,503	$736,404	$(649,242)	$15,398,317
Additions to property, plant and equipment	(724,576)	(13,080,141)	(14,728)	636,181	(13,183,264)
Other investing activities	(493,746)	4,200	—	—	(489,546)

Net cash provided by (used in) investing activities	(1,218,322)	(13,075,941)	(14,728)	636,181	(13,672,810)
Payments on term loan	(212,500)	—	—	—	(212,500)
Other financing activity	2,353,618	(2,457,622)	—	13,061	(90,943)

Net cash provided by (used in) financing activities	2,141,118	(2,457,622)	—	13,061	(303,443)

Increase in cash and equivalents	619,548	80,940	721,576	—	1,422,064
Cash and equivalents at beginning of period	10,828,912	89,752	542,619	—	11,461,283

Cash and equivalents at end of period	$11,448,460	$170,692	$1,264,195	$—	$12,883,347

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE 9 — SUPPLEMENTAL GUARANTOR INFORMATION (continued)

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

PART I. FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Position and Results of Operations

     The following analysis of the financial condition and results of operations of Block Communications, Inc. (the “Company”) should be read in conjunction with our unaudited Consolidated Condensed Financial Statements and notes thereto included elsewhere herein and with the management’s discussion and analysis, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

     We are a privately held diversified media company with our primary operations in cable television, newspaper publishing and television broadcasting. We provide cable television service to the greater Toledo, Ohio metropolitan area, including Michigan suburbs, (Buckeye CableSystem) and the Sandusky, Ohio area (Erie County CableSystem). At December 31, 2003, we had approximately 149,000 subscribers. We publish two daily metropolitan newspapers, the Pittsburgh Post-Gazette in Pittsburgh, Pennsylvania, and The Blade in Toledo, Ohio, each of which is the leading publication in its market. The aggregate average daily and Sunday paid circulation of our two newspapers is approximately 384,600 and 593,850, respectively, as of December 31, 2003. We own and operate four television stations: two in Louisville, Kentucky, and one each in Boise, Idaho and Lima, Ohio; and we are a two-thirds owner of a television station in Decatur, Illinois. We also have other communication operations including a telecom business and a residential security business.

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

     We believe the following critical accounting policies affect our significant estimates and judgments used in the preparation of the consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to change, resulting in an impairment of their ability to make payments, additional allowances could be required. We maintain various self-insurance liabilities and various employment related liabilities, such as workers’ compensation and medical reserves, based on historical performance and current trends. Actual results could differ from estimates resulting in adjustments to the recorded liability. Actuarial assumptions have a significant impact on the determination of net periodic pension costs and credits and other post-employment benefits. If actual experience differs from these assumptions, future periodic pension and post-employment costs could be adversely affected. We also make estimates and judgments in determining certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Our other critical accounting policies include accounting for broadcast rights, goodwill and other intangible assets, stock-based compensation, and our revenue recognition policies. Please refer to our 2003 Form 10-K filed March 24, 2004, for a more detailed discussion of our critical accounting policies and estimates. In addition, there are other items within the financial statements that require estimation, but are not deemed to be critical accounting policies and estimates. Changes in the estimates used in these and other items could have a material impact on the financial statements.

PART I. FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Position and Results of Operations

General

     For the three months ended March 31, 2004, we had revenues, an operating loss, and a net loss from continuing operations of $104.5 million, $1.7 million and $11.0 million, respectively. This represents an increase in revenues of $4.1 million and an increase in operating expenses of $6.1 million, resulting in a decrease in operating income of $2.0 million as compared to the three months ended March 31, 2003.

     Set forth below are the operating results and a reconciliation of net loss to adjusted EBITDA for the three month period ended March 31, 2004 and 2003.

PART I. FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Position and Results of Operations

Block Communications, Inc. and Subsidiaries

Results of Operations (unaudited)

	Three months ended March 31
	2004		2003
Revenue:
Publishing	$60,928,375	58.3%	$59,465,222	59.2%
Cable	28,717,516	27.5	26,908,577	26.8
Broadcasting	9,715,342	9.3	9,068,231	9.0
Other Communications	5,133,073	4.9	4,939,651	4.9

	104,494,306	100.0	100,381,681	100.0
Expense:
Publishing	64,708,088	61.9	60,784,000	60.6
Cable	26,151,519	25.0	24,689,294	24.6
Broadcasting	9,193,801	8.8	9,345,026	9.3
Other Communications	4,419,239	4.2	4,198,052	4.2
Corporate general and administrative	1,752,212	1.7	1,079,456	1.1

	106,224,859	101.7	100,095,828	99.7

Operating income (loss)	(1,730,553)	-1.7%	285,853	0.3%
Nonoperating income (expense):
Interest expense	(4,662,529)		(4,947,372)
Change in fair value of interest rate swaps	(4,582,656)		(828,122)
Investment income	140,525		30,204

	(9,104,660)		(5,745,290)

Loss from continuing operations before income taxes and minority interest	(10,835,213)		(5,459,437)
Provision (credit) for income taxes	210,548		(1,343,637)
Minority interest	16,470		39,711

Loss from continuing operations	(11,029,291)		(4,076,089)
Loss from discontinued operations, net of tax	—		(111,930)

Net loss	(11,029,291)		(4,188,019)
Add:
Interest expense	4,662,529		4,947,372
Provision (credit) for income taxes	210,548		(1,431,126)
Depreciation	12,066,116		12,461,153
Amortization of intangibles and deferred charges	772,438		764,629
Amortization of broadcast rights	1,552,166		1,723,413
Loss on disposal of property and equipment	239,654		39,462
Change in fair value of interest rate swaps	4,582,656		828,122
Less:
Payments on broadcast rights	(1,634,272)		(1,758,892)

Adjusted EBITDA	$11,422,544		$13,386,114

PART I. FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Position and Results of Operations

     Set forth below is a reconciliation of net income (loss) to adjusted EBITDA by operating segment for the three month period ended March 31, 2004 and 2003.

Block Communications, Inc. and Subsidiaries
Reconciliation of Net Income to Adjusted EBITDA by Segment

	Publishing	Cable	Broadcasting	Other	Corporate	Consolidated
	Three months ended March 31, 2004
Net income (loss)	$(4,070,103)	$2,566,526	$538,759	$713,834	$(10,778,307)	$(11,029,291)
Adjustments to net income (loss):
Interest expense	70,463	—	—	—	4,592,066	4,662,529
Provision (credit) for income taxes	220,023	—	—	—	(9,475)	210,548
Depreciation	2,268,938	8,043,904	686,232	1,067,042	—	12,066,116
Amortization of intangibles and deferred charges	89,143	184,891	4,235	—	494,169	772,438
Amortization of broadcast rights	—	62,737	1,489,429	—	—	1,552,166
Film payments	—	(58,439)	(1,575,833)	—	—	(1,634,272)
(Gain) loss on disposal of assets	(9,500)	249,123	(200)	231	—	239,654
Change in fair value of derivative	—	—	—	—	4,582,656	4,582,656

Adjusted EBITDA	$(1,431,036)	$11,048,742	$1,142,622	$1,781,107	$(1,118,891)	$11,422,544

	Three months ended March 31, 2003
Net income (loss)	$(1,166,437)	$1,548,219	$(173,828)	$605,576	$(5,001,549)	$(4,188,019)
Adjustments to net income (loss):
Interest expense	48,607	—	—	—	4,898,765	4,947,372
Provision (credit) for income taxes	(200,915)	672,195	(62,831)	(63,396)	(1,776,179)	(1,431,126)
Depreciation	2,865,999	7,828,085	698,732	1,068,337	—	12,461,153
Amortization of intangibles and deferred charges	88,167	184,891	4,235	—	487,336	764,629
Amortization of broadcast rights	—	79,677	1,643,736	—	—	1,723,413
Film payments	—	(99,207)	(1,659,685)	—	—	(1,758,892)
Loss on disposal of assets	—	39,389	—	73	—	39,462
Change in fair value of derivative	—	—	—	—	828,122	828,122

Adjusted EBITDA	$1,635,421	$10,253,249	$450,359	$1,610,590	$(563,505)	$13,386,114

     We define adjusted EBITDA as net income (loss) before interest expense, provision for income taxes, depreciation and amortization (including amortization of broadcast rights), other non-cash charges, gains or losses on disposition of assets, other non-recurring items, and extraordinary items and after payments for broadcast rights. Other media companies may measure adjusted EBITDA in a different manner. We have included adjusted EBITDA data because such data is commonly used as a measure of performance for media companies and is also used by investors to measure a company’s ability to service debt. Adjusted EBITDA is also a significant component of the financial covenants contained in our senior debt agreements. Adjusted EBITDA is not, and should not be used as, an indicator of or alternative to operating income (loss), net income (loss) or cash flow as reflected in our consolidated financial statements, is not intended to represent funds available for debt service, dividends or other discretionary uses, is not a measure of financial performance under accounting principles generally accepted in the United States, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. Refer to our financial statements, including our statement of cash flows, which appear elsewhere in this report. The foregoing calculations of adjusted EBITDA are not necessarily comparable to similarly titled amounts of other companies.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues

     Total revenue for the three month period ended March 31, 2004 was $104.5 million, an increase of $4.1 million, or 4.1%, as compared to the same period of the prior year. This increase was attributable to revenue growth in all operating segments.

PART I. FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Position and Results of Operations

     Cable Television. Cable revenue for the quarter was $28.7 million, an increase of $1.8 million, or 6.7%, as compared to the same period of 2003. The increase in cable revenue was principally the result of an increase of $5.24, to $64.17, in the average monthly revenue per basic subscriber, based on the average number of subscribers throughout the quarter. An increase in the monthly basic cable service charge and continued rollout of new services drove the increase in average monthly revenue per subscriber. Average monthly high-speed data revenue per customer of $44.08 decreased $1.56 as compared to the first quarter of 2003. For the quarter ended March 31, 2004, average monthly digital revenue per home was $14.52, a decrease of $.38 as compared to the same period of the prior year. The decrease in both high-speed data and digital average revenues resulted from packaging discounts and promotional offers.

     Revenue generating units increased in the high-speed data and digital categories during the three month period ending March 31, 2004. The increase in high-speed data subscribers totaled 2,303 and the increase in digital homes totaled 5,270, during the quarter. This resulted in 32,110 high-speed data customers and 43,343 digital homes as of March 31, 2004. Basic subscribers at the end of the period totaled 149,164, a decrease of 14 basic subscribers in the first quarter of 2004. Buckeye Cablesystem recognized a net addition of 97 basic subscribers, offset by a reduction of 111 basic subscribers in our Erie County system, resulting from a seasonal decrease in our Erie County subscriber base.

     Newspaper Publishing. Publishing revenue for the quarter was $60.9 million, an increase of $1.5 million, or 2.5%, as compared to the first quarter of 2003. The increase consisted of a $1.6 million, or 3.4%, increase in advertising revenue due primarily to increases in national and classified advertising of $1.2 million, or 17.9%, and $419,000, or 2.4%, respectively. Retail advertising and other advertising, net of trade expense, were consistent with the first quarter of 2003. For the first quarter of 2004, circulation revenue decreased $233,000, or 1.9%, primarily due to a decrease in both daily and Sunday circulation compounded by declining average earned rates per copy. The variance in rates is the result of lower rates received from event, sponsor and Newspapers In Education copies sold during the first quarter of 2004 as compared to the first quarter of 2003. Other revenue, which consists of third party and total market delivery, increased $93,000 as compared to the same quarter of the previous year.

     Television Broadcasting. Broadcasting revenue for the quarter was $9.7 million, an increase of $647,000, or 7.1%, as compared to the three months ended March 31, 2003. The increase in broadcasting revenue was due to increases in national and political advertising of $494,000 and $341,000, respectively, partially offset by a decrease in local advertising of $70,000, and an increase in agency commissions of $122,000.

     Other Communications. Other communications revenue from continuing operations for the quarter was $5.1 million, an increase of $193,000, or 3.9%, as compared to same period of the prior year. Telecom revenue for the quarter was $4.5 million, an increase of $66,000, due primarily to an increase in competitive access and local exchange revenue of $234,000 and $265,000, respectively, resulting from the net addition of 88 new telecom customers since the first quarter of 2003, which represents a 14.4% increase in the customer base. These increases were partially offset by a reduction in reciprocal compensation revenue, long-distance revenue and carrier access billings of $288,000, $48,000 and $117,000, respectively. Revenue from the home security business increased $128,000 as compared to the first quarter of 2003 due to increases in the number of unit sales and resulting recurring revenue.

Operating Expenses

     Operating expenses for the quarter were $106.2 million, an increase of $6.1 million, or 6.1%, as compared to the first quarter of 2003. The increase in operating expense was attributable to increased publishing, cable, other communications, and corporate general and administrative expenses, partially offset by decreased broadcasting expenses.

     Cable Television. Cable operating expenses were $26.2 million, an increase of $1.5 million, or 5.9%, as compared to the same period of the prior year. The increase was primarily due to a $674,000, or 11.2%, increase in basic programming expenses, a $216,000, or 2.8%, increase in depreciation, and a $195,000, or 53.3%, increase in programming expenses for the digital tier. The increase in depreciation is attributable to the capital expenditures associated with the rebuild of our Erie County cable system and continued rollout of cable modems and digital cable converters. Basic cable programming expenses increased due to price increases from programming suppliers and expenses incurred in launching Buckeye Cable Sports Network during the first quarter of 2004. Programming expense for the digital tier increased due to an increase in the number of digital subscribers as compared to the same quarter of the prior year. Further, general and administrative expenses increased $193,000, or 5.7%, which includes a $249,000 loss on disposal of assets due to the Erie County system rebuild. Other departmental expenses increased marginally due to inflationary factors.

PART I. FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Position and Results of Operations

     Newspaper Publishing. Publishing operating expenses were $64.7 million, an increase of $3.9 million, or 6.5%, over the three months ended March 31, 2003. The increase was partially due to a $707,000, or 10.0%, increase in the cost of newsprint and ink, resulting from a weighted-average price per ton increase of $51.47, or 11.5%, and a 0.4% increase in consumption from the same period of the prior year, partially offset by a decrease in ink expense of $70,000, or 12.2%. Departmental salaries and wages increased primarily due to contractual increases. General and administrative expenses, which include employee benefit costs, increased $3.1 million, or 18.3%, primarily due to increases in the Pittsburgh Post Gazette’s medical, pension and workers’ compensation benefit costs of $1.2 million, $228,000 and $1.4 million, respectively, as compared to the first quarter of 2003. The Blade’s employee benefits increased $187,000, primarily due to increases in other post-retirement costs and union pension expense.

     Television Broadcasting. Broadcasting operating expenses were $9.2 million, a decrease of $151,000, or 1.6%, from the same period of the prior year. The decrease results primarily from decreases in programming departmental expenses and broadcast film amortization of $154,000, each, partially offset by increases in news and general and administrative expenses of $70,000 and $72,000, respectively.

     Other Communications. Other communications operating expenses from continuing operations were $4.4 million, an increase of $221,000, or 5.3%, from the same period of 2003. This variance is primarily due to an increase of $106,000, or 17.9%, in operating expenses related to security alarm system sales and monitoring, attributable mainly to increases in direct labor and materials resulting from increased unit sales. Telecom operating expenses increased $115,000, or 3.2%, due primarily to increases in gross receipts tax and general and administrative expenses of $123,000 and $146,000, respectively, partially offset by a planned decrease of $125,000 in long-distance expense.

Operating Income

     Operating income decreased $2.0 million as compared to the three months ended March 31, 2003. Cable operating income increased $347,000 due to revenue growth generated from rate increases and rollout of new services, partially offset by increases in depreciation, loss on disposal of assets, and programming expense. Publishing operating loss increased $2.5 million, primarily due to increased employee related expenses, partially offset by advertising revenue growth. Broadcasting operating income increased $798,000 due to increases in advertising revenue, primarily national and political, and decreased operating expenses. Other communications operating income decreased $28,000 due to increased operating expenses, partially offset by modest revenue growth. Corporate general and administrative expenses increased $673,000, due to overall increases in payroll expense and legal and professional fees. Legal and professional fees increased from the three months ended March 31, 2003, due to an amendment fee paid during the first quarter of 2004 for the third amendment to our senior credit facilities dated March 19, 2004.

Net Income

     For the three months ended March 31, 2004, the company reported a net loss of $11.0 million, compared to a net loss of $4.2 million reported for the same period of the prior year. This increase in net loss is primarily due to the decrease in operating income of $2.0 million and an unfavorable variance of $3.8 million on the change in fair value of interest-rate swaps, partially offset by a decrease in interest expense of $285,000. The provision for income taxes was $211,000 for the first quarter of 2004 compared to a credit for income taxes of $1.3 million for the same quarter of the previous year. The first quarter 2003 credit included a $2.2 million deferred tax credit. The variance is primarily due to the determination that a 100% valuation of our deferred tax assets is still required as of March 31, 2004.

Depreciation and Amortization

     Depreciation and amortization decreased $558,000, or 3.7%, as compared to the same period of the prior year. The decrease was primarily due to decrease in publishing depreciation expense of $597,000, resulting from assets acquired during the 1992 Pittsburgh Press acquisition becoming fully depreciated in 2003.

PART I. FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Position and Results of Operations

Adjusted EBITDA

     Adjusted EBITDA decreased $2.0 million, or 14.7%, as compared to the first quarter of 2003. A reconciliation of adjusted EBITDA to net income is provided above. Adjusted EBITDA as a percentage of revenue for the quarter ended March 31, 2004 decreased to 10.9% from 13.3% for the three months ended March 31, 2003. The decrease in adjusted EBITDA as a percentage of revenue was primarily due to the increase in corporate general and administrative expenses and publishing and cable operating expenses, partially offset by the increase in publishing and broadcasting advertising revenues and the continued rollout of high margin advanced cable products and the increase in cable service charges. Net loss as a percentage of revenue was 10.6% as of March 31, 2004, as compared to net loss as a percentage of revenue at March 31, 2003 of 4.2%.

Liquidity and Capital Resources

     Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our senior credit facilities. The need for liquidity arises primarily from capital expenditures and interest payable on the senior subordinated notes and the senior credit facility.

     Net cash provided by operating activities was $15.4 million and $14.3 million for the three months ended March 31, 2004 and March 31, 2003, respectively. The net cash provided by operating activities is determined by adding back depreciation and amortization, and adjusting for other non-cash items. Cash used in investing activities was $13.7 million and $9.2 million for the three months ended March 31, 2004 and March 31, 2003, respectively. The increase in 2004 investing activities is due to the increase in capital expenditures discussed below.

     Our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facility. We made capital expenditures of $13.2 million and $8.8 million, including capital leases, for the three months ended March 31, 2004 and March 31, 2003, respectively. Capital expenditures for the three months ended March 31, 2004 were used primarily in the rebuild of the Erie County Cable system, the Pittsburgh Post-Gazette facility upgrade, and the maintenance of other operating assets. We expect to make capital expenditures of $42.6 million in the last three quarters of 2004. These include the continued rollout of advanced cable services, completion of the Erie County system re-build, completion of the Pittsburgh Post-Gazette production facility upgrade, and various other improvements to our operations.

     Financing activities used $303,000 of cash for the three months ended March 31, 2004, compared to $3.8 million from the same period of the prior year. The financing activities in the first three months of 2003 include a $3.6 million mandatory pre-payment on the senior credit facilities due to $7.1 million of excess cash flow generated during the year ended December 31, 2002. At March 31, 2004, the balances outstanding and available under our senior credit facilities and subordinated notes were $265.1 million and $70.9 million, respectively, and the average interest rate on the balance outstanding was 6.58%. At March 31, 2004, our covenants on our senior credit facilities would allow additional borrowing of $45.8 million based on our twelve month trailing EBITDA of $59.6 million. At March 31, 2003, the balances outstanding and available under our senior credit facility and senior notes were $245.9 million and $111.5 million, respectively, and the average interest rate on the balance outstanding was 8.21%. The decrease in the effective interest rate, partially offset by an increase in the amount outstanding, generated an overall decrease in interest expense of $285,000, or 5.8%.

     Effective March 19, 2004, we amended our senior credit facilities to restate various covenant levels and to substitute the fixed charge coverage test with a debt service coverage test. The amendment also places limits on capital expenditures throughout the term of the credit agreement. This amendment was filed as exhibit to our 2003 Form 10-K dated March 24, 2004.

     We believe that funds generated from operations and the borrowing availability under our senior credit facilities will be sufficient to finance our current operations, our cash obligations in connection with planned capital expenditures, and our current and future financial obligations.

PART I. FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Position and Results of Operations

Quantitative and Qualitative Disclosure About Market Risk

     Our senior credit facilities bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we have entered into interest-rate swaps. As of March 31, 2004, our interest rate swap agreements expire in varying amounts through April 2009.

     The fair value of $90.1 million of our long-term debt approximates its carrying value as it bears interest at floating rates. As of March 31, 2004, the estimated fair value of our interest rate swap agreements was a liability of $865,000, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. This is reflected in our financial statements as other long-term obligations. Changes in the fair value of derivative financial instruments are recognized either in income or as an adjustment to the carrying value of the underlying debt depending on whether the derivative financial instruments qualify for hedge accounting. At March 31, 2004, we had $175.0 million outstanding on our 9¼% senior subordinated notes, with a carrying value of $183.7 million, as adjusted for the fair value hedge.

     As of March 31, 2004, we had entered into interest-rate swaps that approximated $241.0 million, including the effect of any offsetting swaps, or 90.9%, of our borrowings under all of our credit facilities. The interest-rate swaps consist of $121.0 million relating to our revolving credit and term loan agreements, and $175.0 million principal amount of the senior subordinated notes. In addition, we had entered into an interest rate swap agreement that has the economic effect of substantially offsetting $55.0 million of the swap agreements totaling $121.0 million. In the event of an increase in market interest rates, the change in interest expense would be dependent upon the weighted average outstanding borrowings and derivative instruments in effect during the reporting period following the increase. Based on our outstanding borrowings and interest rate swap agreements as of March 31, 2004, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our interest expense for the following twelve month period by approximately $481,000.

Recent Accounting Pronouncements

     In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued and applies to fiscal years beginning after December 31, 2002. SFAS No. 146 requires certain costs associated with a restructuring, discontinued operation or plant closing to be recognized as incurred rather that at the date of commitment to an exit or disposal plan. Losses recognized in connection with the discontinuation of operations in 2003 reflect the adoption of this standard. See note 2 for additional discussion of discontinued operations.

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

PART I. FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Position and Results of Operations

     In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued and establishes standards for how an issuer classifies certain financial instruments with characteristics of both liabilities and equity by requiring that all financial instruments within the scope of the statement be classified as liabilities. The adoption of SFAS No. 150 has had no impact on the Company’s financial position or results of operations for the three months ended March 31, 2004.

Forward-Looking Statements

     Certain statements contained herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from expectations contained in such statements.

     Factors that may materially affect our future financial condition and results of operations, as well as any forward-looking statements, include economic and market conditions and many other factors beyond our control. For an additional discussion of risk factors relating to our future financial condition and results of operations, reference is made to the discussion under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K dated March 24, 2004.

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

     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     Exhibit 31.1 Certification of the Managing Director pursuant to Rule 15d-14(a)

     Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Rule 15d-14(a)

     Exhibit 32.1 Certification of the Managing Director pursuant to 18 U.S.C. Sec. 1350

     Exhibit 32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350

     (b) Reports on Form 8-K filed in the first quarter of 2004:

     Form 8-K filed on March 23, 2004 — The Company issued a press release announcing earnings results for the quarter ended December 31, 2003.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCK COMMUNICATIONS, INC. (Registrant)
Date: May 11, 2004	By:	/s/ Allan Block
Allan Block
Managing Director

Date: May 11, 2004	By:	/s/ Gary J. Blair
Gary J. Blair
Executive Vice President/ Chief Financial Officer