Form 10-Q
period 2004-06-30
BLOCK COMMUNICATIONS INC
filed 2004-08-12
CIK 1177238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004.

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Voting Common Stock , (par value $.10)	Non-voting Common Stock, (par value $.10)

29,400 shares as of August 10, 2004	428,613 shares as of August 10, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30	December 31
	2004	2003
	(unaudited)	(note 1)
Assets
Current assets:
Cash and cash equivalents	$15,141,532	$11,461,283
Receivables, less allowances for doubtful accounts and discounts of $3,498,000 and $3,548,000, respectively	42,617,642	43,956,593
Recoverable income taxes	6,620,396	11,115,152
Inventories	7,015,766	6,642,095
Prepaid expenses	4,306,942	5,884,309
Broadcast rights	6,411,519	6,870,822

Total current assets	82,113,797	85,930,254
Property, plant and equipment:
Land and land improvements	12,665,895	12,561,091
Buildings and leasehold improvements	43,140,341	43,109,468
Machinery and equipment	228,467,755	226,659,605
Cable television distribution systems and equipment	238,749,365	224,958,491
Security alarm and video systems installation costs	7,320,956	7,123,115
Construction in progress	20,565,671	16,646,671

	550,909,983	531,058,441
Less allowances for depreciation and amortization	297,990,665	277,333,636

	252,919,318	253,724,805
Other assets:
Goodwill	52,034,273	51,987,021
Other intangibles, net of accumulated amortization	28,839,131	29,559,724
Cash value of life insurance	28,073,880	27,703,741
Pension intangibles	11,812,858	11,812,858
Prepaid pension costs	2,778,300	2,778,300
Deferred financing costs	9,150,333	10,133,255
Broadcast rights, less current portion	1,697,588	4,292,528
Other	836,893	758,144

	135,223,256	139,025,571

	$470,256,371	$478,680,630

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	June 30	December 31
	2004	2003
	(unaudited)	(note 1)
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,221,238	$15,076,769
Salaries, wages and payroll taxes	15,243,567	15,181,990
Workers’ compensation and medical reserves	10,178,058	9,381,579
Other accrued liabilities	33,743,768	31,150,605
Current maturities of long-term debt	1,751,255	1,481,143

Total current liabilities	68,137,886	72,272,086
Long-term debt, less current maturities	266,047,355	270,779,168
Other long-term obligations	156,890,097	153,862,651
Minority interest	9,046,884	9,080,434
Stockholders’ equity (deficit):
5% Non-cumulative, non-voting Class A Stock, par value $100 a share (entitled in liquidation to $100 per share in priority over Common Stock)—15,680 shares authorized; 12,620 shares issued and outstanding	1,262,000	1,262,000
Common Stock, par value $.10 a share:
Voting Common Stock—29,400 shares authorized, issued and outstanding	2,940	2,940
Non-voting Common Stock—588,000 shares authorized; 428,613 shares issued and outstanding	42,861	42,861
Accumulated other comprehensive loss	(29,270,136)	(29,303,806)
Additional paid-in capital	1,058,687	1,058,687
Retained deficit	(2,962,203)	(376,391)

	(29,865,851)	(27,313,709)
	$470,256,371	$478,680,630

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue:
Publishing	$64,376,216	$64,172,610	$125,304,591	$123,637,832
Cable	29,383,680	27,355,527	58,101,196	54,264,104
Broadcasting	9,785,531	10,214,156	19,500,873	19,282,387
Other Communications	5,035,896	5,157,202	10,168,969	10,096,853

	108,581,323	106,899,495	213,075,629	207,281,176
Expense:
Publishing	63,932,486	62,313,037	128,640,574	123,097,037
Cable	26,645,955	24,542,132	52,797,474	49,231,426
Broadcasting	8,599,744	8,936,736	17,793,545	18,281,762
Other Communications	4,365,256	4,483,707	8,784,495	8,681,759
Corporate general and administrative	1,319,240	757,363	3,071,452	1,836,819

	104,862,681	101,032,975	211,087,540	201,128,803

Operating income	3,718,642	5,866,520	1,988,089	6,152,373
Nonoperating income (expense):
Interest expense	(4,846,880)	(5,273,158)	(9,509,409)	(10,220,530)
Change in fair value of interest rate swaps	9,800,683	(1,402,215)	5,218,027	(2,230,337)
Investment income	21,819	69,556	162,344	99,760

	4,975,622	(6,605,817)	(4,129,038)	(12,351,107)

Income (loss) from continuing operations before income taxes and minority interest	8,694,264	(739,297)	(2,140,949)	(6,198,734)
Provision (credit) for income taxes:
Federal:
Current	—	580	—	580
Deferred	(9,475)	(300,248)	(18,950)	(2,476,302)

	(9,475)	(299,668)	(18,950)	(2,475,722)
State and local	(29,018)	189,853	191,005	1,022,270

	(38,493)	(109,815)	172,055	(1,453,452)

Income (loss) from continuing operations before minority interest	8,732,757	(629,482)	(2,313,004)	(4,745,282)
Minority interest	17,080	(15,154)	33,550	24,557

Income (loss) from continuing operations	8,749,837	(644,636)	(2,279,454)	(4,720,725)
Loss from discontinued operations (including loss on disposal of $235,591 in 2003)	—	(415,372)	—	(614,791)
Income tax benefit	—	(161,618)	—	(249,107)

Loss on discontinued operations	—	(253,754)	—	(365,684)

Net income (loss)	$8,749,837	$(898,390)	$(2,279,454)	$(5,086,409)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)

			Common Stock				Accumulated
	Class A Stock		Voting		Non-Voting		Other Comprehensive	Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Capital	Earnings	Total
Balances at January 1, 2004	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(29,303,806)	$1,058,687	$(376,391)	$(27,313,709)
Net loss									(2,279,454)	(2,279,454)
Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $18,950)							33,670			33,670

Total comprehensive loss										(2,245,784)
Cash dividends declared:
Class A stock—$2.50 per share									(31,550)	(31,550)
Common Stock:
Voting—$0.60 per share									(17,640)	(17,640)
Non-voting—$0.60 per share									(257,168)	(257,168)

									(306,358)	(306,358)
Balances at June 30, 2004	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(29,270,136)	$1,058,687	$(2,962,203)	$(29,865,851)

Balances at January 1, 2003	12,620	$1,262,000	29,400	$2,940	427,786	$42,779	$(22,860,033)	$771,274	$41,426,921	$20,645,881
Net loss									(5,086,409)	(5,086,409)
Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $63,500)							226,068			226,068

Total comprehensive income										(4,860,341)
Cash dividends declared:
Class A stock—$2.50 per share									(31,550)	(31,550)
Common Stock:
Voting—$0.70 per share									(20,580)	(20,580)
Non-voting—$0.70 per share									(300,715)	(300,715)

									(352,845)	(352,845)
Executive stock incentives at $407.97 per share					1,808	180		737,103		737,283
Redemption of non-voting common shares at $458.50 per share					(981)	(98)		(449,690)		(449,788)

Balances at June 30, 2003	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(22,633,965)	$1,058,687	$35,987,667	$15,720,190

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
	2004	2003
Operating activities
Net loss	$(2,279,454)	$(5,086,409)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	25,044,488	24,885,786
Amortization of intangibles and deferred charges	1,489,765	1,540,536
Amortization of broadcast rights	3,084,563	3,395,873
Payments for broadcast rights	(3,206,411)	(3,397,766)
Loss on disposal of discontinued operation	—	235,591
Deferred income taxes (credit)	(18,950)	(2,725,409)
Provision for bad debts	1,767,205	549,051
Minority interest	(33,550)	(24,557)
Change in fair value of interest rate swaps	(5,218,027)	2,230,337
Cash received on swap contracts	3,044,000	2,563,000
Loss on disposal of property and equipment	264,143	42,686
Changes in operating assets and liabilities:
Receivables	(428,254)	2,697,994
Inventories	(373,671)	375,268
Prepaid expenses	1,577,367	1,078,830
Accounts payable	(7,855,528)	(5,062,085)
Salaries, wages, payroll taxes and other accrued liabilities	3,816,464	(4,378,720)
Other assets	4,687,888	(27,603)
Postretirement benefits and other long-term obligations	4,131,208	4,077,026

Net cash provided by operating activities	29,493,246	22,969,429
Investing activities
Additions to property, plant and equipment	(24,581,960)	(23,478,139)
Change in cash value of life insurance	(370,139)	(738,314)
Proceeds from disposal of property and equipment	54,416	28,013

Net cash used in investing activities	(24,897,683)	(24,188,440)
Financing activities
Borrowings on term loan	—	10,000,000
Payments on term loan	(425,000)	(3,946,000)
Proceeds from issuance of common stock	—	737,283
Payments on redemption of shares	—	(449,788)
Cash dividends paid	(306,358)	(352,845)
Payments on capital leases	(183,956)	(163,727)

Net cash provided by (used in) financing activities	(915,314)	5,824,923

Increase in cash and cash equivalents	3,680,249	4,605,912
Cash and cash equivalents at beginning of period	11,461,283	9,781,645

Cash and cash equivalents at end of period	$15,141,532	$14,387,557

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BLOCK COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Block Communications, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the December 31, 2003 audited consolidated financial statements and footnotes thereto.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 2—DISCONTINUED OPERATIONS

Effective May 31, 2003, the Company suspended operations of Community Communication Services, Inc. (CCS), an alternative advertising distribution company. Effective December 31, 2003, the Company sold the net assets of certain divisions of Corporate Protection Services, Inc. (CPS) and ceased operating those divisions, which were previously involved in the sale, installation, and testing of commercial security and fire protection systems. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of CCS and the affected divisions of CPS are reported separately from results of continuing operations for all periods presented. The reported loss from discontinued operations includes revenues of $972,226 and $2,014,763 for the three- and six-month periods ended June 30, 2003. Previously, results of operations of CCS and the affected divisions of CPS were included in the Other Communications segment.

NOTE 3—RETIREMENT AND PENSION PLANS

The Company and certain subsidiaries have several defined benefit pension plans covering substantially all active and retired employees. Benefits are generally based on compensation and length of service. The components of net periodic pension cost are as follows:

	Six months ended June 30
	2004	2003
Service cost	$2,597,853	$2,641,024
Interest cost	7,417,693	7,374,150
Expected return on plan assets	(7,467,005)	(7,683,600)
Amortization of transition amount	—	(17,011)
Amortization of prior service cost	872,870	925,589
Actuarial (gain) loss recognized	1,216,245	614,327

	$4,637,655	$3,854,478

The assumptions used in the determination of 2004 net periodic pension cost include a discount rate of 6.25%, expected return on plan assets of 8.16%, and a rate of compensation increase of 4.62%, all calculated on a weighted average basis.

The Company has contributed $2,373,000 to these defined benefit pension plans during the six months ended June 30, 2004 and estimates that total 2004 contributions to these plans will be approximately $8,700,000. Various factors may cause actual contributions to differ from this estimate.

NOTE 4—POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company and certain subsidiaries provide access to health care benefits for certain retired employees. The components of non-pension post-retirement benefit cost are as follows:

	Six months ended June 30
	2004	2003
Service cost	$1,348,500	$1,145,000
Interest cost	3,054,500	3,004,500
Amortization of prior service cost	(500,000)	—
Actuarial (gain) loss recognized	750,000	26,000

	$4,653,000	$4,175,500

The 2004 non-pension post-retirement benefit cost reflects an assumed discount rate of 6.25%.

The Company has contributed $2,928,000 to these post-retirement benefit plans during the six months ended June 30, 2004 and estimates that total 2004 contributions to these plans will be approximately $5,000,000. Various factors may cause actual contributions to differ from this estimate.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 4—POST-RETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

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

During the second quarter of 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-2 (FSP FAS 106-2), which provides authoritative guidance on the recognition and disclosure of anticipated subsidies under the Act and is effective for interim or annual periods beginning after June 15, 2004. Accordingly, the Company intends to adopt FSP FAS 106-2 for the interim period ended September 30, 2004. Due to continued assessment of our eligibility for a subsidy under the Act, the Company has not yet estimated the impact of adoption of this standard on its financial position or results of operations.

NOTE 5—LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
	2004	2003
Subordinated notes	$175,000,000	$175,000,000
Fair value adjustment of subordinated notes	242,241	4,094,987

Subordinated notes, as adjusted	175,242,241	179,094,987
Senior term loan	89,854,000	90,279,000
Capital leases	2,702,369	2,886,324
	267,798,610	272,260,311
Current maturities	1,751,255	1,481,143

	$266,047,355	$270,779,168

The Company is exposed to market risk arising from changes in interest rates and therefore participates in interest-rate swap contracts as it deems necessary to minimize interest expense while stabilizing cash flows. At June 30, 2004, the Company participates in eight interest-rate swap contracts relating to its long-term debt. Two of these contracts are accounted for as fair value hedges; therefore, changes in the fair value of these derivatives have no impact on the Company’s results of operations. These hedge contracts qualified for the short-cut method of evaluating effectiveness at the inception of the contract; therefore, continuing assessments of their effectiveness are not performed.

The remaining contracts either do not qualify for hedge accounting or the Company has not elected to implement hedge accounting. Accordingly, the Company has recognized a derivative valuation gain of $5,218,027 for the six months ended June 30, 2004 and a loss of $2,230,337 for the same period of the prior year. For the three months ended June 30, 2004, the Company has recognized a derivative valuation gain of $9,800,683 and a loss of $1,402,215 for the same period of the prior year.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 6—OTHER LONG-TERM OBLIGATIONS

Other long-term obligations consist of the following:

	June 30,	December 31,
	2004	2003
Other postretirement benefits	$88,391,561	$86,606,000
Pension liabilities	52,068,623	49,602,966
Deferred compensation obligations	8,785,462	8,544,121
Broadcast rights payable	3,320,992	6,051,156
Other	4,323,459	3,058,408

	$156,890,097	$153,862,651

NOTE 7—INCOME TAXES

The provision for income taxes reflected in the Condensed Consolidated Statement of Income for the three- and six-month periods ended June 30, 2004 includes adjustments necessary to maintain a full valuation allowance against the net balance of deferred tax assets. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax asset balance such that a full valuation allowance is warranted. Factors considered include the existence of cumulative losses in the most recent fiscal years, the length of time over which temporary differences are expected to reverse, and the availability of prudent and feasible tax strategies.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 8—BUSINESS SEGMENT INFORMATION

The Company has three reportable segments-publishing, cable and broadcasting. The publishing segment operates two daily newspapers, located in Ohio and Pennsylvania. The cable segment includes two cablevision companies located in Ohio. The broadcasting segment has five television stations, located in Idaho, Illinois, Indiana, Kentucky, and Ohio. The “Other” category includes non-reportable segments and corporate items. The non-reportable segments provide services such as commercial telephony, security systems and monitoring, and cable plant construction. The following table presents certain financial information for the three reportable segments and the other category.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Publishing	$65,372,993	$65,094,199	$127,271,327	$125,419,258
Intersegment	(996,777)	(921,589)	(1,966,736)	(1,781,426)

External Publishing	64,376,216	64,172,610	125,304,591	123,637,832
Cable	29,426,557	27,378,690	58,173,316	54,310,050
Intersegment	(42,877)	(23,163)	(72,120)	(45,946)

External Cable	29,383,680	27,355,527	58,101,196	54,264,104
Broadcasting	9,785,531	10,214,156	19,500,873	19,282,387
Other	5,035,896	5,157,202	10,168,969	10,096,853

	$108,581,323	$106,899,495	$213,075,629	$207,281,176

Operating income (loss):
Publishing	$1,370,402	$2,721,342	$(1,498,270)	$2,204,722
Intersegment	(926,672)	(861,769)	(1,837,713)	(1,663,927)

Net Publishing	443,730	1,859,573	(3,335,983)	540,795
Cable	1,790,279	1,933,741	3,401,153	3,299,591
Intersegment	947,446	879,654	1,902,569	1,733,087

Net Cable	2,737,725	2,813,395	5,303,722	5,032,678

Broadcasting	1,185,787	1,277,420	1,707,328	1,000,625
Corporate expenses	(1,319,240)	(757,363)	(3,071,452)	(1,836,819)
Other	670,640	673,495	1,384,474	1,415,094

	3,718,642	5,866,520	1,988,089	6,152,373
Nonoperating income (expense), net	4,975,622	(6,605,817)	(4,129,038)	(12,351,107)

Income (loss) from continuing operations before income taxes and minority interest	$8,694,264	$(739,297)	$(2,140,949)	$(6,198,734)

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

June 30, 2004

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets:
Current assets	$24,085,562	$55,155,021	$2,467,617	$405,597	$82,113,797
Property, plant and equipment, net	23,652,690	225,773,659	4,982,534	(1,449,565)	252,919,318
Intangibles, net	3,903,881	57,080,134	19,690,900	198,489	80,873,404
Cash value of life insurance	28,073,880	—	—	—	28,073,880
Prepaid pension costs	—	2,778,300	—	—	2,778,300
Pension intangibles	2,695,373	9,117,485	—	—	11,812,858
Investments in subsidiaries	165,738,646	—	—	(165,738,646)	—
Other	(7,804,200)	19,489,014	—	—	11,684,814

	$240,345,832	$369,353,613	$27,141,051	$(166,584,125)	$470,256,371

Liabilities and stockholders’ equity:
Current liabilities	$16,575,848	$50,701,572	$467,570	$392,896	$68,137,886
Long-term debt	266,047,355	—	—	—	266,047,355
Other long-term obligations	10,186,121	239,600,714	—	(92,896,738)	156,890,097
Minority interest	—	—	—	9,046,884	9,046,884
Stockholders’ equity	(52,463,492)	79,051,327	26,673,481	(83,127,167)	(29,865,851)

	$240,345,832	$369,353,613	$27,141,051	$(166,584,125)	$470,256,371

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF INCOME

Three Months Ended June 30, 2004

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenue	$21,664,906	$88,979,425	$1,663,561	$(3,726,569)	$108,581,323
Expenses	21,960,176	85,009,633	1,716,309	(3,823,437)	104,862,681

Operating income (loss)	(295,270)	3,969,792	(52,748)	96,868	3,718,642
Nonoperating income (expense)	4,975,409	(776)	989	—	4,975,622

Income (loss) from continuing operations before income tax and minority interest	4,680,139	3,969,016	(51,759)	96,868	8,694,264
Credit for income taxes	(9,475)	(29,018)	—	—	(38,493)

Income (loss) from continuing operations before minority interest	4,689,614	3,998,034	(51,759)	96,868	8,732,757
Minority interest	—	—	—	17,080	17,080

Net income (loss)	$4,689,614	$3,998,034	$(51,759)	$113,948	$8,749,837

CONSOLIDATING CONDENSED STATEMENT OF INCOME

Three Months Ended June 30, 2003

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenue	$22,043,184	$85,940,752	$1,704,980	$(2,789,421)	$106,899,495
Expenses	21,221,127	80,878,506	1,656,889	(2,723,547)	101,032,975

Operating income (loss)	822,057	5,062,246	48,091	(65,874)	5,866,520
Nonoperating expense	(6,602,912)	(735)	(2,170)	—	(6,605,817)

Income (loss) from continuing operations before income tax and minority interest	(5,780,855)	5,061,511	45,921	(65,874)	(739,297)
Provision (credit) for income taxes	(1,884,120)	1,774,305	—	—	(109,815)

Income (loss) from continuing operations before minority interest	(3,816,735)	3,287,206	45,921	(65,874)	(629,482)
Minority interest	—	—	—	(15,154)	(15,154)

Income (loss) from continuing operations	(3,816,735)	3,287,206	45,921	(81,028)	(644,636)
Loss from discontinued operations, net	—	(253,754)	—	—	(253,754)

Net income (loss)	$(3,816,735)	$3,033,452	$45,921	$(81,028)	$(898,390)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF INCOME

Six Months Ended June 30, 2004

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenue	$41,726,245	$177,828,070	$3,296,978	$(9,775,664)	$213,075,629
Expenses	44,223,144	172,700,364	3,400,383	(9,236,351)	211,087,540

Operating income (loss)	(2,496,899)	5,127,706	(103,405)	(539,313)	1,988,089
Nonoperating income (expense)	(4,105,084)	(25,691)	1,737	—	(4,129,038)

Income (loss) from continuing operations before income tax and minority interest	(6,601,983)	5,102,015	(101,668)	(539,313)	(2,140,949)
Provision (credit) for income taxes	(18,950)	191,005	—	—	172,055

Income (loss) from continuing operations before minority interest	(6,583,033)	4,911,010	(101,668)	(539,313)	(2,313,004)
Minority interest	—	—	—	33,550	33,550

Net income (loss)	$(6,583,033)	$4,911,010	$(101,668)	$(505,763)	$(2,279,454)

CONSOLIDATING CONDENSED STATEMENT OF INCOME

Six Months Ended June 30, 2003

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenue	$41,694,230	$167,959,417	$3,194,036	$(5,566,507)	$207,281,176
Expenses	42,391,399	160,986,998	3,266,705	(5,516,299)	201,128,803

Operating income (loss)	(697,169)	6,972,419	(72,669)	(50,208)	6,152,373
Nonoperating expense	(12,348,010)	(1,352)	(1,745)	—	(12,351,107)

Income (loss) from continuing operations before income tax and minority interest	(13,045,179)	6,971,067	(74,414)	(50,208)	(6,198,734)
Provision (credit) for income taxes	(3,828,564)	2,375,112	—	—	(1,453,452)

Income (loss) from continuing operations before minority interest	(9,216,615)	4,595,955	(74,414)	(50,208)	(4,745,282)
Minority interest	—	—	—	24,557	24,557

Income (loss) from continuing operations	(9,216,615)	4,595,955	(74,414)	(25,561)	(4,720,725)
Loss from discontinued operations, net	—	(365,684)	—	—	(365,684)

Net income (loss)	$(9,216,615)	$4,230,271	$(74,414)	$(25,561)	$(5,086,409)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Six months ended June 30, 2004

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(207,339)	$29,525,363	$726,035	$(550,813)	$29,493,246
Additions to property, plant and equipment	(1,334,760)	(23,739,598)	(46,915)	539,313	(24,581,960)
Other investing activities	(597,956)	282,233	—	—	(315,723)

Net cash provided by (used in) investing activities	(1,932,716)	(23,457,365)	(46,915)	539,313	(24,897,683)
Payments on term loan	(425,000)	—	—	—	(425,000)
Other financing activity	5,610,874	(6,112,688)	—	11,500	(490,314)

Net cash provided by (used in) financing activities	5,185,874	(6,112,688)	—	11,500	(915,314)

Increase (decrease) in cash and equivalents	3,045,819	(44,690)	679,120	—	3,680,249
Cash and equivalents at beginning of period	10,828,912	89,752	542,619	—	11,461,283

Cash and equivalents at end of period	$13,874,731	$45,062	$1,221,739	$—	$15,141,532

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Six months ended June 30, 2003

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(8,261,815)	$30,537,570	$743,262	$(49,588)	$22,969,429
Additions to property, plant and equipment	(768,288)	(22,332,666)	(427,393)	50,208	(23,478,139)
Other investing activities	(754,869)	44,568	—	—	(710,301)

Net cash provided by (used in) investing activities	(1,523,157)	(22,288,098)	(427,393)	50,208	(24,188,440)
Borrowings on term loan	10,000,000	—	—	—	10,000,000
Payments on term loan	(3,946,000)	—	—	—	(3,946,000)
Other financing activity	7,713,667	(7,942,124)	—	(620)	(229,077)

Net cash provided by (used in) financing activities	13,767,667	(7,942,124)	—	(620)	5,824,923

Increase in cash and equivalents	3,982,695	307,348	315,869	—	4,605,912
Cash and equivalents at beginning of period	8,854,800	455,633	471,212	—	9,781,645

Cash and equivalents at end of period	$12,837,495	$762,981	$787,081	$—	$14,387,557

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     Since our diversified media operations include several advertising dependent companies, our financial performance is significantly impacted by advertising revenues. In general, advertising revenue is highest in the fourth quarter, due in part to increases in retail advertising in the period leading up to and including the holiday season. In addition, broadcasting advertising revenues are generally higher in even-numbered election years due to political advertising. Advertising growth has been soft due in part to the lagging response to the economic rebound by the Midwest markets in which we operate.

Critical Accounting Policies and Estimates

     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and reflect practices appropriate to our businesses. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We base our estimates and judgments on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates and judgments on a continual basis. Actual results may differ from these estimates and judgments. Management has discussed with the Board of Directors the development, selection and disclosure of the critical accounting policies and estimates and the application of these policies and estimates.

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

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     For the six months ended June 30, 2004, we had revenues, operating income and a net loss from continuing operations of $213.1 million, $2.0 million and $2.3 million, respectively. This represents an increase in revenues of $5.8 million and a decrease in operating income of $4.2 million as compared to the six months ended June 30, 2003. Advertising revenues are generally highest in the fourth quarter, due in part to increases in retail advertising in the period leading up to and including the holiday season. In addition, broadcasting advertising revenues are generally higher in even-numbered election years due to political advertising. Although our total advertising revenue improved slightly from prior year, operating expenses increased $10.0 million due to several components detailed in the following discussions.

     Set forth below are the operating results and a reconciliation of net income to adjusted EBITDA for the three- and six-month periods ended June 30, 2004 and 2003.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Block Communications, Inc. and Subsidiaries
Results of Operations (unaudited)

	Three months ended June 30,
	2004		2003
Revenue:
Publishing	$64,376,216	59.3%	$64,172,610	60.0%
Cable	29,383,680	27.1	27,355,527	25.6
Broadcasting	9,785,531	9.0	10,214,156	9.6
Other Communications	5,035,896	4.6	5,157,202	4.8

	108,581,323	100.0	106,899,495	100.0
Expense:
Publishing	63,932,486	58.9	62,313,037	58.3
Cable	26,645,955	24.5	24,542,132	23.0
Broadcasting	8,599,744	7.9	8,936,736	8.4
Other Communications	4,365,256	4.0	4,483,707	4.2
Corporate general and administrative	1,319,240	1.2	757,363	0.7

	104,862,681	96.6	101,032,975	94.5

Operating income	3,718,642	3.4%	5,866,520	5.5%
Nonoperating income (expense):
Interest expense	(4,846,880)		(5,273,158)
Change in fair value of interest rate swaps	9,800,683		(1,402,215)
Investment income	21,819		69,556

	4,975,622		(6,605,817)

Income (loss) from continuing operations before income taxes and minority interest	8,694,264		(739,297)
Credit for income taxes	(38,493)		(109,815)
Minority interest	17,080		(15,154)

Income (loss) from continuing operations	8,749,837		(644,636)
Loss on discontinued operations, net of tax	—		(253,754)

Net income (loss)	8,749,837		(898,390)
Add:
Interest expense	4,846,880		5,273,158
Credit for income taxes	(38,493)		(271,433)
Depreciation	12,978,372		12,424,633
Amortization of intangibles and deferred charges	717,327		775,907
Amortization of broadcast rights	1,532,397		1,672,460
Loss on disposal of property and equipment	24,489		3,224
Loss on disposal of discontinued operations	—		235,591
Change in fair value of interest rate swaps	(9,800,683)		1,402,215
Less:
Payments on broadcast rights	(1,572,139)		(1,638,874)

EBITDA	$17,437,987		$18,978,491

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Block Communications, Inc. and Subsidiaries

Results of Operations (unaudited)

	Six months ended June 30,
	2004		2003
Revenue:
Publishing	$125,304,591	58.8%	$123,637,832	59.6%
Cable	58,101,196	27.3	54,264,104	26.2
Broadcasting	19,500,873	9.2	19,282,387	9.3
Other Communications	10,168,969	4.8	10,096,853	4.9

	213,075,629	100.0	207,281,176	100.0
Expense:
Publishing	128,640,574	60.4	123,097,037	59.4
Cable	52,797,474	24.8	49,231,426	23.8
Broadcasting	17,793,545	8.4	18,281,762	8.8
Other Communications	8,784,495	4.1	8,681,759	4.2
Corporate general and administrative	3,071,452	1.4	1,836,819	0.9

	211,087,540	99.1	201,128,803	97.0

Operating income	1,988,089	0.9%	6,152,373	3.0%
Nonoperating income (expense):
Interest expense	(9,509,409)		(10,220,530)
Change in fair value of interest rate swaps	5,218,027		(2,230,337)
Investment income	162,344		99,760

	(4,129,038)		(12,351,107)

Loss from continuing operations before income taxes and minority interest	(2,140,949)		(6,198,734)
Provision (credit) for income taxes	172,055		(1,453,452)
Minority interest	33,550		24,557

Loss from continuing operations	(2,279,454)		(4,720,725)
Loss from discontinued operations, net of tax	—		(365,684)

Net loss	(2,279,454)		(5,086,409)
Add:
Interest expense	9,509,409		10,220,530
Provision (credit) for income taxes	172,055		(1,702,559)
Depreciation	25,044,488		24,885,786
Amortization of intangibles and deferred charges	1,489,765		1,540,536
Amortization of broadcast rights	3,084,563		3,395,873
Loss on disposal of property and equipment	264,143		42,686
Loss on disposal of discontinued operations	—		235,591
Change in fair value of interest rate swaps	(5,218,027)		2,230,337
Less:
Payments on broadcast rights	(3,206,411)		(3,397,766)

EBITDA	$28,860,531		$32,364,605

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a reconciliation of net income to adjusted EBITDA by operating segment for the three- and six-month periods ended June 30, 2004 and 2003.

Block Communications, Inc. and Subsidiaries

Reconciliation of Net Income to EBITDA by Segment

	Publishing	Cable	Broadcasting	Other	Corporate	Consolidated
	Three months ended June 30, 2004
Net income	$430,197	$2,738,738	$1,201,856	$670,640	$3,708,406	$8,749,837
Adjustments to net income:
Interest expense	44,738	—	—	—	4,802,142	4,846,880
Provision (credit) for income taxes	(31,018)	—	2,000	—	(9,475)	(38,493)
Depreciation	2,548,957	8,685,505	681,393	1,062,517	—	12,978,372
Amortization of intangibles and deferred charges	89,143	184,891	4,235	—	439,058	717,327
Amortization of broadcast rights	—	57,123	1,475,274	—	—	1,532,397
Film payments	—	(55,932)	(1,516,207)	—	—	(1,572,139)
(Gain) loss on disposal of assets	—	22,176	3,363	(1,050)	—	24,489
Change in fair value of derivative	—	—	—	—	(9,800,683)	(9,800,683)

EBITDA	$3,082,017	$11,632,501	$1,851,914	$1,732,107	$(860,552)	$17,437,987

	Three months ended June 30, 2003
Net income (loss)	$806,505	$1,953,598	$817,359	$422,649	$(4,898,501)	$(898,390)
Adjustments to net income (loss):
Interest expense	50,112	—	—	—	5,223,046	5,273,158
Provision (credit) for income taxes	1,003,120	860,874	442,737	(164,526)	(2,413,638)	(271,433)
Depreciation	2,865,999	7,745,190	740,975	1,072,469	—	12,424,633
Amortization of intangibles and deferred charges	88,167	184,891	4,235	—	498,614	775,907
Amortization of broadcast rights	—	74,249	1,598,211	—	—	1,672,460
Film payments	—	(72,679)	(1,566,195)	—	—	(1,638,874)
(Gain) loss on disposal of assets	(9,500)	6,113	6,868	(257)	—	3,224
Change in fair value of derivative	—	—	—	—	1,402,215	1,402,215
Loss on disposal of discontinued operation	—	—	—	235,591	—	235,591

EBITDA	$4,804,403	$10,752,236	$2,044,190	$1,565,926	$(188,264)	$18,978,491

	Six months ended June 30, 2004
Net income (loss)	$(3,639,906)	$5,305,264	$1,740,615	$1,384,474	$(7,069,901)	$(2,279,454)
Adjustments to net income (loss):
Interest expense	115,201	—	—	—	9,394,208	9,509,409
Provision (credit) for income taxes	189,005	—	2,000	—	(18,950)	172,055
Depreciation	4,817,895	16,729,409	1,367,625	2,129,559	—	25,044,488
Amortization of intangibles and deferred charges	178,286	369,782	8,470	—	933,227	1,489,765
Amortization of broadcast rights	—	119,860	2,964,703	—	—	3,084,563
Film payments	—	(114,371)	(3,092,040)	—	—	(3,206,411)
(Gain) loss on disposal of assets	(9,500)	271,299	3,163	(819)	—	264,143
Change in fair value of derivative	—	—	—	—	(5,218,027)	(5,218,027)

EBITDA	$1,650,981	$22,681,243	$2,994,536	$3,513,214	$(1,979,443)	$28,860,531

	Six months ended June 30, 2003
Net income (loss)	$(359,932)	$3,501,817	$643,531	$1,028,225	$(9,900,050)	$(5,086,409)
Adjustments to net income (loss):
Interest expense	98,719	—	—	—	10,121,811	10,220,530
Provision (credit) for income taxes	802,205	1,533,069	379,906	(227,922)	(4,189,817)	(1,702,559)
Depreciation	5,731,998	15,573,275	1,439,707	2,140,806	—	24,885,786
Amortization of intangibles and deferred charges	176,334	369,782	8,470	—	985,950	1,540,536
Amortization of broadcast rights	—	153,926	3,241,947	—	—	3,395,873
Film payments	—	(171,886)	(3,225,880)	—	—	(3,397,766)
(Gain) loss on disposal of assets	(9,500)	45,502	6,868	(184)	—	42,686
Change in fair value of derivative	—	—	—	—	2,230,337	2,230,337
Loss on disposal of discontinued operation	—	—	—	235,591	—	235,591

EBITDA	$6,439,824	$21,005,485	$2,494,549	$3,176,516	$(751,769)	$32,364,605

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We define adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization (including amortization of broadcast rights), other non-cash charges, gains or losses on disposition of assets, other non-recurring items, and extraordinary items and after payments for broadcast rights. Other media companies may measure adjusted EBITDA in a different manner. We have included adjusted EBITDA data because such data is commonly used as a measure of performance for media companies and is also used by investors to measure a company’s ability to service debt. Adjusted EBITDA is also a significant component of the financial covenants contained in our senior debt agreements. Adjusted EBITDA is not, and should not be used as, an indicator of or alternative to operating income (loss), net income (loss) or cash flow as reflected in our consolidated financial statements, is not intended to represent funds available for debt service, dividends or other discretionary uses, is not a measure of financial performance under accounting principles generally accepted in the United States of America, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America. Refer to our financial statements, including our statement of cash flows, which appear elsewhere in this report. The foregoing calculations of adjusted EBITDA are not necessarily comparable to similarly titled amounts of other companies.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues

     Total revenue for the three month period ended June 30, 2004 was $108.6 million, an increase of $1.7 million, or 1.6%, as compared to the same period of the prior year. This increase was attributable to revenue growth in the publishing and cable operations, partially offset by revenue declines in broadcasting and other communications.

     Cable Television. Cable revenue for the quarter was $29.4 million, an increase of $2.0 million, or 7.4%, as compared to the same period of 2003. The increase in cable revenue was principally the result of an increase of $5.80, to $65.91, in the average monthly revenue per basic subscriber, based on the average number of subscribers throughout the quarter. An increase in the monthly basic cable service charge and continued rollout of new services drove the increase in average monthly revenue per subscriber. Average monthly high-speed data revenue per data customer of $43.98 decreased $1.36 as compared to the second quarter of 2003. The decrease in high-speed data average revenue resulted from packaging discounts and promotional offers. For the quarter ended June 30, 2004, average monthly digital revenue per digital home was $14.64, an increase of $.05 as compared to the same period of the prior year. The increase in average digital revenue resulted from an increase in Video on Demand buys, partially offset by packaging discounts and promotional offers. The discounts and promotional offers were continued throughout the second quarter of 2004 due to the increasingly competitive environment, primarily in the Toledo market.

     Revenue generating units increased in the high-speed data and digital categories during the three month period ended June 30, 2004. The net increase in high-speed data subscribers totaled 923 and the net increase in digital homes totaled 2,269, during the quarter. This resulted in 33,033 high-speed data subscribers and 45,612 digital homes as of June 30, 2004. Basic subscribers at the end of the period totaled 148,054, a decrease of 1,110 in the second quarter of 2004. Buckeye Cablesystem recognized a net decrease of 1,742 basic subscribers. This was due to a seasonal reduction resulting from the large number of college students in the Toledo market, an increase in the number of disconnects resulting from economic conditions, and continued competition. The Erie County system recognized a net increase of 632 basic subscribers, resulting from seasonal growth in our Erie County subscriber base due to the tourism component of the Sandusky market.

     Newspaper Publishing. Publishing revenue for the quarter was $64.4 million, an increase of $204,000, or 0.3%, as compared to the second quarter of 2003. The increase consisted of a $370,000, or 0.7%, increase in advertising revenue due primarily to increases in classified and internet advertising of $755,000, or 4.2%, and $167,000, or 26.9%, respectively, partially offset by reduction in national advertising of $417,000, or 5.1%. Retail advertising was consistent with the second quarter of 2003, while other advertising, net of trade expense, decreased $201,000. Circulation revenue decreased $230,000, or 1.9%, as compared to the same period of 2003, primarily due to a decrease in both daily and Sunday circulation compounded by declining average earned rates per copy. The variance in rates is the result of lower rates received from event, sponsor, and Newspapers In Education copies sold during the second quarter of 2004 as compared to the second quarter of 2003. Other revenue, which consists of third party and total market delivery, increased $64,000 as compared to the same quarter of the previous year.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Television Broadcasting. Broadcasting revenue for the quarter was $9.8 million, a decrease of $429,000, or 4.2%, as compared to the three months ended June 30, 2003. The decrease in broadcasting revenue was due to decreases in local, national and political advertising of $274,000, $168,000, and $81,000, respectively, partially offset by a decrease in agency commissions of $94,000.

     Other Communications. Other communications revenue from continuing operations for the quarter was $5.0 million, a decrease of $121,000, or 2.4%, as compared to same period of the prior year. Telecom revenue for the quarter was $4.4 million, a decrease of $91,000, due primarily to a FCC mandated reduction in reciprocal compensation revenue and carrier access billings of $316,000 and $176,000. These declines were partially offset by an increase in competitive access and local exchange revenue of $272,000 and $78,000, respectively, resulting from a net increase of 106, or 16.7%, in the number of commercial telecom customers since the second quarter of 2003. Long-distance revenue for the second quarter of 2004 increased $26,000 as compared to the same period of the prior year. Revenue from the home security business decreased $30,000 as compared to the second quarter of 2003.

Operating Expenses

     Operating expenses for the quarter were $104.9 million, an increase of $3.8 million, or 3.8%, as compared to the second quarter of 2003. The increase in operating expense was attributable to increased publishing, cable, and corporate general and administrative expenses, partially offset by decreased broadcasting and other communications expenses.

     Cable Television. Cable operating expenses were $26.6 million, an increase of $2.1 million, or 8.6%, as compared to the same period of the prior year. The increase was primarily due to a $664,000, or 11.0%, increase in basic programming expenses, a $940,000, or 12.1%, increase in depreciation, a $199,000, or 39.4%, increase in cable modem associated expenses, and a $318,000, or 83.8%, increase in programming expenses for the digital tier. Basic cable programming expenses increased due to price increases from programming suppliers and programming expenses related to Buckeye Cable Sports Network. The increase in depreciation is attributable to the capital expenditures associated with the rebuild of our Erie County cable system, accelerated depreciation for analog converters and continued rollout of cable modems and digital cable converters. Cable modem expenses increased as a result of additional customer service representatives and network and product improvements implemented in response to subscriber growth. Programming expense for the digital tier increased due to an increase in the number of digital subscribers as compared to the same quarter of the prior year. Further, marketing and advertising expenses increased $164,000, or 12.0%, due to various promotional offers and advertising campaigns launched in response to increased competition. Other departmental expenses increased marginally due to inflationary factors.

     Newspaper Publishing. Publishing operating expenses were $63.9 million, an increase of $1.6 million, or 2.6%, over the three months ended June 30, 2003. The increase was partially due to a $650,000, or 8.6%, increase in the cost of newsprint and ink, resulting from a weighted-average price per ton increase of $55.85, or 12.1%, partially offset by a 3.0% decrease in consumption from the same period of the prior year. Departmental salaries and wages increased primarily due to contractual increases at the Pittsburgh Post-Gazette. General and administrative expenses, which include employee benefit costs, increased $804,000, or 4.7%, primarily due to increases in the Post Gazette’s other post-employment benefits, pension, and workers’ compensation costs of $166,000, $193,000 and $557,000, respectively, as compared to the second quarter of 2003. The Blade’s general and administrative costs, inclusive of employee benefits, increased $85,000, primarily due to increases in other post-employment costs, partially offset by savings in medical and legal and professional fees.

     Television Broadcasting. Broadcasting operating expenses were $8.6 million, a decrease of $337,000, or 3.8%, from the same period of the prior year. The decrease results primarily from decreases in sales and promotion expense, general and administrative expenses, and broadcast film amortization of $237,000, $173,000, and $123,000, respectively, partially offset by increases in engineering, news and programming departmental expenses of $107,000, $78,000, and $79,000.

     Other Communications. Other communications operating expenses from continuing operations were $4.4 million, a decrease of $118,000, or 2.6%, from the same period of 2003. Telecom operating expenses decreased $218,000, or 5.7%, due primarily to decreases in gross receipts tax and long-distance expense of $137,000 and $107,000, respectively. Operating expenses related to security alarm system sales and monitoring increased $100,000, or 15.6%, due primarily to increases in inventory obsolescence reserves, specifically related to inventory maintained for future warranty work.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Income

     Operating income decreased $2.1 million as compared to the three months ended June 30, 2003. Cable operating income decreased $76,000 due to increases in depreciation, marketing and advertising, and programming expenses, partially offset by revenue growth generated from rate increases and rollout of new services. Publishing operating income decreased $1.4 million, primarily due to increased newsprint and employee related expenses, partially offset by slight advertising revenue growth. Broadcasting operating income decreased $92,000 due to decreases in advertising revenue, partially offset by decreased operating expenses. Other communications operating income was consistent with the three months ended June 30, 2003. Corporate general and administrative expenses increased $562,000, due to overall increases in employee benefits and legal and professional fees. Employee benefits increased due to favorable medical expense trending realized and recorded in the second quarter of 2003.

Net Income

     For the three months ended June 30, 2004, the company reported net income of $8.7 million, compared to a net loss of $898,000 reported for the same period of the prior year. This increase in net income is primarily due to a favorable variance of $11.2 million on the change in fair value of interest-rate swaps and a decrease in interest expense of $426,000, partially offset by a decrease in operating income of $2.1 million. The variance in the change in fair value of our non-hedge interest rate swaps is due to the specific swaps in effect during the two periods and changes in the interest rate environment. This variance also includes a $3.0 million derivative valuation gain related to interest-rate swap contracts that were liquidated during the second quarter. The credit for income taxes was $38,000 for the second quarter of 2004 compared to a credit for income taxes of $110,000 for the same quarter of the previous year. The second quarter 2003 credit included a $300,000 deferred tax credit. The variance is primarily due to the determination that a 100% valuation allowance of our deferred tax assets is still required as of June 30, 2004. Furthermore, discontinued operations generated a loss of $254,000, net of tax benefit, during the second quarter of 2003.

Depreciation and Amortization

     Depreciation and amortization increased $355,000, or 2.4%, as compared to the same period of the prior year. The increase was primarily due to an increase in cable operations depreciation expense of $940,000 resulting from continued rollout of advanced services and accelerated depreciation on analog converters, partially offset by a decrease in publishing depreciation expense of $317,000, resulting from assets acquired during the 1992 Pittsburgh Press acquisition becoming fully depreciated by the end of 2003. In addition, broadcasting depreciation and amortization decreased $183,000 due primarily to a $123,000 reduction in broadcast film amortization.

Adjusted EBITDA

     Adjusted EBITDA decreased $1.5 million, or 8.1%, as compared to the second quarter of 2003. A reconciliation of adjusted EBITDA to net income is provided above. Adjusted EBITDA as a percentage of revenue for the quarter ended June 30, 2004 decreased to 16.1% from 17.8% for the three months ended June 30, 2003. The decrease in adjusted EBITDA as a percentage of revenue was primarily due to the increase in publishing and cable operating expenses and corporate general and administrative expenses, partially offset by the continued rollout of high margin advanced cable products, the increase in cable service charges and the marginal increase in publishing advertising revenues. Net income as a percentage of revenue was 8.1% as of June 30, 2004, as compared to net loss as a percentage of revenue at June 30, 2003 of 0.8%. This is primarily due to the favorable variance on the change in fair value of interest rate swaps discussed above.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues

     Total revenues for the six month period ended June 30, 2004 were $213.1 million, an increase of $5.8 million, or 2.8%, as compared to the same period of the prior year. This increase was attributable to revenue growth in all operating segments.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Cable Television. Cable revenue was $58.1 million, an increase of $3.8 million, or 7.1%, as compared to the same period of 2003. The increase in cable revenue was principally the result of an increase of $5.55, to $65.08, in the average monthly revenue per basic subscriber, based on the average number of subscribers throughout the period. An increase in the monthly basic cable service charge and continued rollout of new services drove the increase in average monthly revenue per subscriber. Average monthly high-speed data revenue per data customer of $44.19 decreased $1.42, as compared to the first six months of 2003. For the six months ended June 30, 2004, average monthly digital revenue per digital home of $14.67 decreased $.18 as compared to the same period of the prior year. The decrease in both high-speed data and digital average revenue resulted from promotions and packaging discounts offered in response to increased competition throughout the first six months of 2004.

     Revenue generating units increased in the high-speed data and digital categories during the six months ended June 30, 2004. Net high-speed data additions totaled 3,226 for the period, resulting in 33,033 high-speed data customers. Net digital additions totaled 7,539 for the period, resulting in 45,612 digital homes as of June 30, 2004. Basic subscribers at the end of the period totaled 148,054, a decrease of 1,124 in the six months ended June 30, 2004 due to a seasonal reduction resulting from the large number of college students in the Toledo market, an increase in the number of disconnects resulting from economic conditions, and continued competition, partially offset by seasonal growth in the Erie County system.

     Newspaper Publishing. Publishing revenue was $125.3 million, an increase of $1.7 million, or 1.4%, as compared to the same period of 2003. The increase consisted of a $2.0 million, or 2.0%, increase in advertising revenue due primarily to increases in retail, national and classified advertising of $85,000, or 0.2%, $819,000, or 5.4%, and $1.2 million, or 3.3%, respectively. The favorable variance in classified advertising is solely attributable to our Pittsburgh market, with the Toledo Blade reporting decreased classified adverting of $365,000. Both markets recognized equivalent increases in retail and national advertising. For the first six months of 2004, circulation revenue decreased $464,000, or 1.9%, due to a decrease in both daily and Sunday circulation compounded by declining average earned rates per copy. Other revenue, which consists of third party and total market delivery, increased $157,000 as compared with the same period of the previous year.

     Television Broadcasting. Broadcasting revenue was $19.5 million, an increase of $218,000, or 1.1%, as compared to the six months ended June 30, 2003. The increase in broadcasting revenue was due to an increase in national and political advertising revenue of $327,000, or 5.1%, and $260,000, or 56.0%, respectively, partially offset by a decrease in local advertising of $347,000, or 2.3%, and an increase in agency commissions of $28,000, or 0.8%.

     Other Communications. Other communications revenue from continuing operations was $10.2 million, an increase of $72,000, or 0.7%, as compared to same period of the prior year. This is due to an increase in our home security system sales revenue of $97,000 resulting from an increase in monitoring revenue as compared to the first six months of 2003. Telecom revenue for the six months was $8.9 million, a decrease of $25,000, due primarily to an FCC mandated reduction in reciprocal compensation revenue and carrier access billings of $604,000 and $285,000. These declines were partially offset by an increase in competitive access and local exchange revenue of $479,000 and $350,000, respectively, resulting from a net increase of 75, or 11.3%, in the number of commercial telecom customers during the first six months of 2004.

Operating Expenses

     Operating expenses for the first six months were $211.1 million, an increase of $10.0 million, or 5.0%, as compared to the first six months of 2003. The increase in operating expense was attributable to increased publishing, cable, other communications, and corporate general and administrative expenses, offset by decreased broadcasting expenses.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Cable Television. Cable operating expenses were $52.8 million, an increase of $3.6 million, or 7.2%, as compared to the same period of the prior year. Basic cable programming expenses increased $1.3 million, or 11.1%, to $13.4 million, due to price increases from programming suppliers and the launch of Buckeye Cable Sports Network, partially offset by the decrease in basic subscribers. Programming expense for the digital tier increased $513,000, due to an increase in the number of digital subscribers as compared to the same period of the prior year. In addition, cable modem operating expenses and marketing and advertising expenses increased $368,000, or 38.5%, and $296,000, or 10.5%, respectively. Cable modem expenses increased as a result of additional customer service representatives and network and product improvements implemented in response to subscriber growth. Marketing and advertising expense increased due to various promotional offers and advertising campaigns launched in response to increased competition. Depreciation expense increased $1.2 million, or 7.4%, to $16.7 million. This increase in depreciation is attributable to the capital expenditures associated with the rebuild of our cable systems, accelerated depreciation of analog converters and continued rollout of cable modems and digital cable service.

     Newspaper Publishing. Publishing operating expenses were $128.6 million, an increase of $5.5 million, or 4.5%, from the six months ended June 30, 2003. The increase was partially due to a $1.4 million, or 9.3%, increase in the cost of newsprint and ink, resulting from a weighted-average price per ton increase of $53.54, or 11.8%, partially offset by a 1.3% decrease in consumption from the same period of the prior year. Departmental salaries and wages increased primarily due to contractual increases at the Pittsburgh Post-Gazette. General and administrative expenses, which include employee benefit costs, increased $3.9 million, or 11.4%, primarily due to increases in the Post Gazette’s medical, pension, and workers’ compensation costs of $1.3 million, $386,000, and $1.9 million, respectively, as compared to the first six months of 2003. The Blade’s general and administrative costs, inclusive of employee benefits, increased $358,000, primarily due to increases in other post-employment costs and union pension expense, partially offset by savings in medical and legal and professional fees.

     Television Broadcasting. Broadcasting operating expenses were $17.8 million, a decrease of $488,000, or 2.7%, from the same period of the prior year. The decrease results primarily from decreases in sales and promotion expense, programming departmental expenses, general and administrative expenses, depreciation, and broadcast film amortization of $250,000, $75,000, $101,000, $72,000, and $277,000, respectively. These savings were partially offset by increases in engineering and news departmental expenses of $146,000 and $148,000, respectively.

     Other Communications. Other communications operating expenses from continuing operations were $8.8 million, an increase of $103,000, or 1.2%, from the same period of 2003. This variance is primarily due to an increase of $206,000, or 16.7%, in operating expenses related to security alarm system sales and monitoring, due primarily to increases in cost of sales along with increases in inventory obsolescence reserves recorded in the second quarter of 2004. Telecom operating expenses decreased $103,000, or 1.4%, due primarily to a decrease of $232,000 in long-distance expense, partially offset by an increase in general and administrative expenses of $109,000.

Operating Income

     Operating income decreased $4.2 million as compared to the six months ended June 30, 2003. Cable operating income increased $271,000 due to revenue growth generated from rate increases and rollout of new services, partially offset by increases in depreciation, marketing and advertising, and cable programming expenses. Publishing operating income decreased $3.9 million, due to increased employee related expenses, partially offset by advertising revenue growth. Broadcasting operating income increased $707,000 due primarily to increases in advertising revenue and tight cost controls. Other communications operating income decreased $31,000 due to increased expenses related to the home security operations, partially offset by revenue growth and reduction in telecom operations long-distance expense. Corporate general and administrative expenses increased $1.2 million from the prior year due to overall increases in employee benefits and legal and professional fees. Employee benefit expenses increased due to favorable medical expense trending realized and recorded in the second quarter of 2003. Legal and professional fees increased from the six months ended June 30, 2003, due to an amendment fee paid during the first quarter of 2004 for the third amendment to our senior credit facilities dated March 19, 2004.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income

     For the six months ended June 30, 2004, the company reported a loss from continuing operations of $2.3 million, compared to a net loss from continuing operations of $4.7 million reported for the same period of the prior year. The decrease in net loss from continuing operations is primarily due to a favorable variance of $7.4 million on the change in fair value of interest-rate swaps and a decrease in interest expense of $728,000, partially offset by a decrease in operating income of $4.2 million. The variance in the change in fair value of our non-hedge interest rate swaps is due to the specific swaps in effect during the two periods and changes in the interest rate environment. This variance also includes a $3.0 million derivative valuation gain related to interest-rate swap contracts that were liquidated during the second quarter. The provision for income taxes was $172,000 for the first six months of 2004 compared to a credit for income taxes of $1.5 million for the same period of the previous year. The credit recorded in the first six months of 2003 included a $2.5 million deferred tax credit. The variance is primarily due to the determination that a 100% valuation allowance of our deferred tax assets is still required as of June 30, 2004.

     Effective May 31, 2003, the Company suspended operations of Community Communication Services, Inc. (CCS). Results of CCS are reported separately from results of continuing operations for all periods presented. Discontinued operations generated a loss of $366,000, net of tax benefit, during the first six months of 2003.

     As a result of the foregoing, the company reported a net loss of $2.3 million for the six months ended June 30, 2004, as compared to a net loss of $5.1 million for the same period of the prior year.

Depreciation and Amortization

     Depreciation and amortization decreased $203,000, or 0.7%, as compared to the same period of the prior year. The decrease was primarily due to a $914,000 reduction in publishing depreciation expense resulting from assets acquired during the 1992 Pittsburgh Press acquisition becoming fully depreciated by the end of 2003. Broadcasting depreciation and amortization decreased $349,000, primarily due to a reduction in broadcast film amortization. These were partially offset by increases in cable depreciation expense of $1.2 million primarily due to the continued rollout of advanced services, and the accelerated depreciation of analog converters.

Adjusted EBITDA

     Adjusted EBITDA decreased $3.5 million, or 10.8%, as compared to the six months ended June 30, 2003. A reconciliation of adjusted EBITDA to net income is provided above. Adjusted EBITDA as a percentage of revenue decreased to 13.5% in the six months ended June 30, 2004, from 15.6% in the same period of the prior year. The decrease in adjusted EBITDA as a percentage of revenue was primarily due to the increase in corporate general and administrative expenses and publishing and cable operating expenses, partially offset by the continued rollout of high margin advanced cable products, the increase in cable service charges and the marginal increase in publishing advertising revenues. Net loss as a percentage of revenue was 1.1% for the six months ended June 30, 2004, as compared to net loss as a percentage of revenue at June 30, 2003 of 2.4%. This is primarily due to the favorable variance in the change in fair value of interest rate swaps discussed above, offset by the deferred tax credit recorded in the first six months of 2003.

Liquidity and Capital Resources

     Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our senior credit facilities. The need for liquidity arises primarily from capital expenditures and interest payable on the senior subordinated notes and the senior credit facility.

     Net cash provided by operating activities was $29.5 million and $23.0 million for the six months ended June 30, 2004 and June 30, 2003, respectively. The net cash provided by operating activities is determined by adding back depreciation and amortization, and adjusting for other non-cash items. Cash used in investing activities was $24.9 million and $24.2 million for the six months ended June 30, 2004 and June 30, 2003, respectively.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facility. We made capital expenditures of $24.6 million and $23.5 million, including capital leases, for the six months ended June 30, 2004 and June 30, 2003, respectively. Capital expenditures in 2004 were used primarily in the rebuild of the Erie County Cable system, the Pittsburgh Post-Gazette facility upgrade, and the maintenance of other operating assets. We expect to make capital expenditures of $28.1 million in the last half of 2004. These include the continued rollout of advanced cable services, completion of the Pittsburgh Post-Gazette production facility upgrade, and various other improvements to our operations.

     Financing activities used $915,000 of cash for the six months ended June 30, 2004, compared to $5.8 million of cash provided from financing activities from the same period of the prior year. The financing activities provided in the first six months of 2003 include a $10.0 million borrowing on the Term Loan A; partially offset by a $3.6 million mandatory pre-payment on the senior credit facilities due to $7.1 million of excess cash flow generated during the year ended December 31, 2002. At June 30, 2004, the balances outstanding and available under our senior credit facilities and subordinated notes were $264.9 million and $70.9 million, respectively, and the average interest rate on the balance outstanding was 6.9%. At June 30, 2004, our covenants on our senior credit facilities would allow additional borrowing of $37.6 million based on our twelve month trailing EBITDA of $58.0 million. At June 30, 2003, the balances outstanding and available under our senior credit facility and senior notes were $255.7 million and $91.5 million, respectively, and the average interest rate on the balance outstanding was 7.26%. The decrease in the effective interest rate, partially offset by an increase in the amount outstanding, generated an overall decrease in interest expense of $711,000, or 7.0%.

     Effective March 19, 2004, we amended our senior credit facilities to restate various covenant levels and to substitute the fixed charge coverage test with a debt service coverage test. The amendment also places limits on capital expenditures throughout the term of the credit agreement. This amendment was filed as an exhibit to our 2003 Form 10-K dated March 24, 2004.

     We believe that funds generated from operations and the borrowing availability under our senior credit facilities will be sufficient to finance our current operations, our cash obligations in connection with planned capital expenditures, and our current and future financial obligations.

Quantitative and Qualitative Disclosures about Market Risk

     Our senior credit facilities bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we have entered into interest-rate swaps. As of June 30, 2004, our interest rate swap agreements expire in varying amounts through April 2009.

     The fair value of $89.9 million of our long-term debt approximates its carrying value as it bears interest at floating rates. As of June 30, 2004, the estimated fair value of our interest rate swap agreements was a liability of $2.5 million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. This is reflected in our financial statements as other long-term obligations. Changes in the fair value of derivative financial instruments are recognized either in income or as an adjustment to the carrying value of the underlying debt depending on whether the derivative financial instruments qualify for hedge accounting. At June 30, 2004, we had $175.0 million outstanding on our 9¼% senior subordinated notes, with a carrying value of $175.2 million, as adjusted for the fair value hedge.

     As of June 30, 2004, we had entered into interest-rate swaps that approximated $205.0 million, including the effect of any offsetting swaps, or 77.4%, of our borrowings under all of our credit facilities. The interest-rate swaps consist of $85.0 million relating to our revolving credit and term loan agreements, and $175.0 million principal amount of the senior subordinated notes. In addition, we had entered into an interest rate swap agreement that has the economic effect of substantially offsetting $55.0 million of the swap agreements totaling $85.0 million. In the event of an increase in market interest rates, the change in interest expense would be dependent upon the weighted average outstanding borrowings and derivative instruments in effect during the reporting period following the increase. Based on our outstanding borrowings and interest rate swap agreements as of June 30, 2004, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our interest expense for the following twelve month period by approximately $1.7 million.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Quantitative and Qualitative Disclosures about Market Risk”.

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

     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART I. FINANCIAL INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	Certification of the Managing Director pursuant to Rule 15d-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a)

Exhibit 32.1	Certification of the Managing Director pursuant to 18 U.S.C. Sec. 1350

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350

(b)	Reports on Form 8-K filed in the second quarter of 2004:

Form 8-K filed on May 11, 2004 — The Company issued a press release announcing earnings results for the quarter ended March 31, 2004.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCK COMMUNICATIONS, INC.
(Registrant)

Date: August 12, 2004	By:	/s/ Allan Block

Allan Block
Managing Director

Date: August 12, 2004	By:	/s/ Gary J. Blair

Gary J. Blair
Executive Vice President /
Chief Financial Officer