Form 10-Q
period 2004-09-30
BLOCK COMMUNICATIONS INC
filed 2004-11-10
CIK 1177238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004.

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Voting Common Stock , (par value $.10)	Non-voting Common Stock, (par value $.10)

29,400 shares as of November 9, 2004	428,613 shares as of November 9, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30	December 31
	2004	2003
	(unaudited)	(note 1)
Assets
Current assets:
Cash and cash equivalents	$6,550,629	$11,461,283
Receivables, less allowances for doubtful accounts and discounts of $3,067,000 and $3,548,000, respectively	41,282,243	43,956,593
Recoverable income taxes	7,134,275	11,115,152
Inventories	6,234,781	6,642,095
Prepaid expenses	3,535,548	5,884,309
Broadcast rights	6,080,335	6,870,822

Total current assets	70,817,811	85,930,254
Property, plant and equipment:
Land and land improvements	12,739,314	12,561,091
Buildings and leasehold improvements	43,163,129	43,109,468
Machinery and equipment	229,338,663	226,659,605
Cable television distribution systems and equipment	238,424,233	224,958,491
Security alarm and video systems installation costs	7,419,692	7,123,115
Construction in progress	26,833,412	16,646,671

	557,918,443	531,058,441
Less allowances for depreciation and amortization	306,468,546	277,333,636

	251,449,897	253,724,805
Other assets:
Goodwill	52,034,273	51,987,021
Other intangibles, net of accumulated amortization	28,554,612	29,559,724
Cash value of life insurance	29,456,644	27,703,741
Pension intangibles	11,812,858	11,812,858
Prepaid pension costs	2,778,300	2,778,300
Deferred financing costs	8,658,872	10,133,255
Broadcast rights, less current portion	4,278,594	4,292,528
Other	821,939	758,144

	138,396,092	139,025,571

	$460,663,800	$478,680,630

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	September 30	December 31
	2004	2003
	(unaudited)	(note 1)
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$11,049,654	$15,076,769
Salaries, wages and payroll taxes	13,818,841	15,181,990
Workers’ compensation and medical reserves	11,311,711	9,381,579
Other accrued liabilities	35,807,402	31,150,605
Current maturities of long-term debt	2,009,520	1,481,143

Total current liabilities	73,997,128	72,272,086
Long-term debt, less current maturities	264,484,018	270,779,168
Other long-term obligations	151,792,531	153,862,651
Minority interest	8,966,008	9,080,434
Stockholders’ equity (deficit):
5% Non-cumulative, non-voting Class A Stock, par value $100 a share (entitled in liquidation to $100 per share in priority over Common Stock)— 15,680 shares authorized; 12,620 shares issued and outstanding	1,262,000	1,262,000
Common Stock, par value $.10 a share:
Voting Common Stock—29,400 shares authorized, issued and outstanding	2,940	2,940
Non-voting Common Stock—588,000 shares authorized; 428,613 shares issued and outstanding	42,861	42,861
Accumulated other comprehensive loss	(29,253,301)	(29,303,806)
Additional paid-in capital	1,058,687	1,058,687
Retained deficit	(11,689,072)	(376,391)

	(38,575,885)	(27,313,709)

	$460,663,800	$478,680,630

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue:
Publishing	$62,524,229	$60,028,762	$187,828,820	$183,666,594
Cable	29,086,989	27,441,732	87,188,185	81,705,836
Broadcasting	9,067,468	8,927,978	28,568,341	28,210,365
Other communications	4,980,553	4,671,901	15,149,522	14,768,755

	105,659,239	101,070,373	318,734,868	308,351,550
Expense:
Cost of revenue:
Publishing	44,335,009	42,970,987	130,043,876	126,118,608
Cable	12,653,683	11,344,775	36,637,141	33,591,860
Broadcasting	4,858,325	5,015,557	14,809,333	15,031,604
Other communications	1,351,662	1,288,643	3,937,939	3,872,269

	63,198,679	60,619,962	185,428,289	178,614,341
Selling, general & administrative expense:
Publishing	19,069,805	17,372,377	56,009,685	51,413,461
Cable	7,569,774	5,772,055	19,284,599	16,813,339
Broadcasting	3,360,219	3,280,760	9,826,661	10,098,298
Other communications	2,059,019	2,220,145	6,127,678	6,194,115
Corporate expenses	475,985	1,017,462	2,614,210	1,868,331

	32,534,802	29,662,799	93,862,833	86,387,544
Depreciation and amortization	12,412,764	13,055,747	38,947,017	39,465,427

	108,146,245	103,338,508	318,238,139	304,467,312

Operating income (loss)	(2,487,006)	(2,268,135)	496,729	3,884,238
Nonoperating income (expense):
Interest expense	(5,009,451)	(4,795,664)	(14,518,860)	(15,016,194)
Change in fair value of interest rate swaps	(1,904,609)	4,007,138	3,313,418	1,776,801
Investment income	87,569	86,785	249,913	186,545

	(6,826,491)	(701,741)	(10,955,529)	(13,052,848)

Loss from continuing operations before income taxes and minority interest	(9,313,497)	(2,969,876)	(10,458,800)	(9,168,610)
Provision (credit) for income taxes:
Federal:
Current	—	—	—	580
Deferred	(9,475)	(1,230,649)	(28,425)	(3,706,952)

	(9,475)	(1,230,649)	(28,425)	(3,706,372)
State and local	247,462	(254,421)	438,467	767,849

	237,987	(1,485,070)	410,042	(2,938,523)

Loss from continuing operations before minority interest	(9,551,484)	(1,484,806)	(10,868,842)	(6,230,087)
Minority interest	80,876	78,646	114,426	103,203

Loss from continuing operations	(9,470,608)	(1,406,160)	(10,754,416)	(6,126,884)
Loss from discontinued operations (including loss on disposal of $235,591 in 2003)	—	(10,592)	—	(625,383)
Income tax provision (benefit)	—	37,881	—	(211,225)

Loss on discontinued operations	—	(48,473)	—	(414,158)

Net loss	$(9,470,608)	$(1,454,633)	$(10,754,416)	$(6,541,042)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)

			Common Stock
							Accumulated
	Class A Stock		Voting		Non-Voting		Other	Additional
							Comprehensive	Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Capital	Earnings	Total
Balances at January 1, 2004	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(29,303,806)	$1,058,687	$(376,391)	$(27,313,709)
Net loss									(10,754,416)	(10,754,416)
Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $28,425)							50,505			50,505

Total comprehensive loss										(10,703,911)
Cash dividends declared:
Class A stock—$2.50 per share									(31,550)	(31,550)
Common Stock:
Voting—$1.15 per share									(33,810)	(33,810)
Non-voting—$1.15 per share									(492,905)	(492,905)

									(558,265)	(558,265)
Balances at September 30, 2004	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(29,253,301)	$1,058,687	$(11,689,072)	$(38,575,885)

Balances at January 1, 2003	12,620	$1,262,000	29,400	$2,940	427,786	$42,779	$(22,860,033)	$771,274	$41,426,921	$20,645,881
Net loss									(6,541,042)	(6,541,042)
Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $155,000)							274,747			274,747

Total comprehensive loss										(6,266,295)
Cash dividends declared:
Class A stock—$2.50 per share									(31,550)	(31,550)
Common Stock:
Voting—$1.35 per share									(39,690)	(39,690)
Non-voting—$1.35 per share									(579,314)	(579,314)

									(650,554)	(650,554)
Executive stock incentives at $407.97 per share					1,808	180		737,103		737,283
Redemption of non-voting common shares at $458.50 per share					(981)	(98)		(449,690)		(449,788)

Balances at September 30, 2003	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(22,585,286)	$1,058,687	$34,235,325	$14,016,527

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
	2004	2003
Operating activities
Net loss	$(10,754,416)	$(6,541,042)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	36,788,149	37,169,956
Amortization of intangibles and deferred charges	2,158,868	2,312,113
Amortization of broadcast rights	4,724,655	5,224,538
Payments for broadcast rights	(4,810,313)	(5,167,589)
Loss on disposal of discontinued operation	—	235,591
Deferred income taxes (credit)	(28,425)	(3,918,177)
Provision for bad debts	2,924,837	2,067,239
Minority interest	(114,426)	(103,203)
Change in fair value of interest rate swaps	(3,313,418)	(1,776,801)
Cash received on swap contracts	3,044,000	2,563,000
Loss on disposal of property and equipment	1,908,151	135,964
Changes in operating assets and liabilities:
Receivables	(250,487)	5,332,811
Inventories	407,314	(1,576,913)
Prepaid expenses	2,348,761	1,393,979
Accounts payable	(4,027,112)	(5,330,872)
Salaries, wages, payroll taxes and other accrued liabilities	3,892,129	(3,459,799)
Other assets	4,112,840	1,376,020
Postretirement benefits and other long-term obligations	892,763	(1,044,700)

Net cash provided by operating activities	39,903,870	28,892,115
Investing activities
Additions to property, plant and equipment	(36,540,961)	(35,420,506)
Change in cash value of life insurance	(1,752,903)	(1,252,664)
Proceeds from sale of investment	—	2,000,000
Proceeds from disposal of property and equipment	81,969	72,162

Net cash used in investing activities	(38,211,895)	(34,601,008)
Financing activities
Borrowings on term loan	—	10,000,000
Payments on term loan	(5,762,500)	(4,133,500)
Proceeds from issuance of common stock	—	737,283
Payments on redemption of shares	—	(449,788)
Cash dividends paid	(558,265)	(650,554)
Payments on capital leases	(281,864)	(248,055)

Net cash provided by (used in) financing activities	(6,602,629)	5,255,386

Decrease in cash and cash equivalents	(4,910,654)	(453,507)
Cash and cash equivalents at beginning of period	11,461,283	9,781,645

Cash and cash equivalents at end of period	$6,550,629	$9,328,138

Non-cash borrowings for equipment under capital lease	$—	$76,856

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BLOCK COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Block Communications, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the December 31, 2003 audited consolidated financial statements and footnotes thereto.

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

In January 2003, the Financial Accounting Standards Board issued interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership or a majority voting interest in the entity. The Company has no investments or contractual relationships that qualify as variable interest entities. Therefore, the adoption of FIN 46 has had no impact on the Company’s financial position or results of operations.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 2—DISCONTINUED OPERATIONS

Effective May 31, 2003, the Company suspended operations of Community Communication Services, Inc. (CCS), an alternative advertising distribution company. Effective December 31, 2003, the Company sold the net assets of certain divisions of Corporate Protection Services, Inc. (CPS) and ceased operating those divisions, which were previously involved in the sale, installation, and testing of commercial security and fire protection systems. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of CCS and the affected divisions of CPS are reported separately from results of continuing operations for all periods presented. The reported loss from discontinued operations includes revenues of $811,000 and $2,826,000 for the three- and nine-month periods ended September 30, 2003, respectively. Previously, results of operations of CCS and the affected divisions of CPS were included in the Other Communications segment.

NOTE 3—RETIREMENT AND PENSION PLANS

The Company and certain subsidiaries have several defined benefit pension plans covering substantially all active and retired employees. Benefits are generally based on compensation and length of service. The components of net periodic pension cost are as follows:

	Nine months ended September 30,
	2004	2003
Service cost	$3,896,780	$3,961,535
Interest cost	11,126,539	11,061,224
Expected return on plan assets	(11,200,508)	(11,525,400)
Amortization of transition amount	—	(25,517)
Amortization of prior service cost	1,309,304	1,388,384
Actuarial (gain) loss recognized	1,824,367	921,490

	$6,956,482	$5,781,716

The assumptions used in the determination of 2004 net periodic pension cost include a discount rate of 6.25%, expected return on plan assets of 8.16%, and a rate of compensation increase of 4.62%, all calculated on a weighted average basis.

The Company has contributed $7,740,000 to these defined benefit pension plans during the nine months ended September 30, 2004 and estimates that total 2004 contributions to these plans will be approximately $8,700,000. Various factors, such as investment performance and shifts worked, may cause actual contributions to differ from this estimate.

NOTE 4—POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company and certain subsidiaries provide access to health care benefits for certain retired employees. The components of non-pension post-retirement benefit cost are as follows:

	Nine months ended September 30,
	2004	2003
Service cost	$1,770,000	$1,717,500
Interest cost	4,051,500	4,506,750
Amortization of prior service cost	(750,000)	—
Actuarial (gain) loss recognized	438,000	39,000

	$5,509,500	$6,263,250

The 2004 non-pension post-retirement benefit cost reflects an assumed discount rate of 6.25%.

The Company has contributed $4,109,000 to these post-retirement benefit plans during the nine months ended September 30, 2004 and estimates that total 2004 contributions to these plans will be approximately $5,000,000. As contributions are based on claims paid by the plans, actual experience may differ from this estimate..

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 4—POST-RETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. Provisions of the Act include a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company provides a prescription drug benefit for certain groups of retirees and has assessed that benefit to be at least actuarially equivalent to the benefit provided under Medicare Part D based on available information. Accordingly, under the guidance of Financial Accounting Standards Board Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2), the Company has accounted for anticipated subsidies under the Act.

In accordance with FSP FAS 106-2, which provides authoritative guidance on the recognition and disclosure of anticipated subsidies under the Act and is effective for interim or annual periods beginning after June 15, 2004, the Company has elected retroactive application to the date of enactment and remeasured the plans’ accumulated postretirement benefit obligation (APBO) to include the effects of the subsidy as of December 31, 2003, the plans’ normal measurement date following enactment of the Act. This remeasurement, resulting in a reduction of $11,323,000 in the plans’ APBO, has had no impact on the Company’s results of operations for the year ended December 31, 2003. It has, however, resulted in reduced net periodic non-pension postretirement benefit cost for the 2004 fiscal year. Accordingly, the Company has recognized the following reduction in benefit cost for the quarterly and year to date periods:

	Three months ended	Nine months ended
	September 30, 2004	September 30, 2004
Service cost	$84,250	$255,250
Interest cost	176,750	535,500
Actuarial (gain) loss recognized	229,000	694,896

	$490,000	$1,485,646

NOTE 5—LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
	2004	2003
Subordinated notes	$175,000,000	$175,000,000
Fair value adjustment of subordinated notes	4,372,577	4,094,987

Subordinated notes, as adjusted	179,372,577	179,094,987
Senior term loans	84,516,500	90,279,000
Capital leases	2,604,461	2,886,324

	266,493,538	272,260,311
Current maturities	2,009,520	1,481,143

	$264,484,018	$270,779,168

The Company is exposed to market risk arising from changes in interest rates and therefore participates in interest-rate swap contracts as it deems necessary to minimize interest expense while stabilizing cash flows. At September 30, 2004, the Company participates in ten interest–rate swap contracts relating to its long-term debt. Two of these contracts are accounted for as fair value hedges; therefore, changes in the fair value of these derivatives have no impact on the Company’s results of operations. These hedge contracts qualified for the short-cut method of evaluating effectiveness at the inception of the contract; therefore, continuing assessments of their effectiveness are not performed.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 5—LONG-TERM DEBT (Continued)

The remaining contracts either do not qualify for hedge accounting or the Company has not elected to implement hedge accounting. Accordingly, the Company has recognized a derivative valuation gain of $3,313,418 and $1,776,801 for the nine months ended September 30, 2004 and September 30, 2003, respectively. For the three months ended September 30, 2004, the Company has recognized a derivative valuation loss of $1,904,609 and a gain of $4,007,138 for the same period of the prior year.

NOTE 6—OTHER LONG-TERM OBLIGATIONS

Other long-term obligations consist of the following:

	September 30,	December 31,
	2004	2003
Other postretirement benefits	$88,100,291	$86,606,000
Pension liabilities	49,147,347	49,602,966
Deferred compensation obligations	8,934,337	8,544,121
Broadcast rights payable	3,713,909	6,051,156
Other	1,896,647	3,058,408

	$151,792,531	$153,862,651

NOTE 7—INCOME TAXES

The provision for income taxes reflected in the Condensed Consolidated Statement of Operations for the three- and nine-month periods ended September 30, 2004 includes adjustments necessary to maintain a full valuation allowance against the net balance of deferred tax assets. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax asset balance such that a full valuation allowance is warranted. Factors considered include the existence of cumulative losses in the most recent fiscal years, the length of time over which temporary differences are expected to reverse, and the availability of prudent and feasible tax strategies.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Publishing	$63,939,713	$60,810,746	$191,211,040	$186,230,004
Intersegment	(1,415,484)	(781,984)	(3,382,220)	(2,563,410)

External Publishing	62,524,229	60,028,762	187,828,820	183,666,594

Cable	29,152,378	27,472,630	87,325,694	81,782,680
Intersegment	(65,389)	(30,898)	(137,509)	(76,844)

External Cable	29,086,989	27,441,732	87,188,185	81,705,836

Broadcasting	9,067,468	8,927,978	28,568,341	28,210,365
Other	4,980,553	4,671,901	15,149,522	14,768,755

	$105,659,239	$101,070,373	$318,734,868	$308,351,550

Operating income (loss):
Publishing	$(2,139,445)	$(2,172,013)	$(2,642,069)	$32,709
Intersegment	(1,345,033)	(716,090)	(3,182,746)	(2,380,017)

Net Publishing	(3,484,478)	(2,888,103)	(5,824,815)	(2,347,308)

Cable	(314,494)	1,366,066	3,086,659	4,665,657
Intersegment	1,344,232	724,700	3,246,801	2,457,787

Net Cable	1,029,738	2,090,766	6,333,460	7,123,444

Broadcasting	284,097	(93,198)	1,991,425	907,427
Corporate expenses	(866,821)	(1,511,632)	(3,938,273)	(3,348,451)
Other	550,458	134,032	1,934,932	1,549,126

	(2,487,006)	(2,268,135)	496,729	3,884,238
Nonoperating expense, net	(6,826,491)	(701,741)	(10,955,529)	(13,052,848)

Loss from continuing operations before income taxes and minority interest	$(9,313,497)	$(2,969,876)	$(10,458,800)	$(9,168,610)

NOTE 9 —SUPPLEMENTAL GUARANTOR INFORMATION

The Company’s senior credit facilities and senior subordinated notes are guaranteed jointly and severally by all of the Company’s wholly owned subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. WAND (TV) Partnership, a partially owned subsidiary of the Company, is not a guarantor of the credit facilities.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED BALANCE SHEET

September 30, 2004

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets:
Current assets	$15,635,995	$51,240,148	$2,658,500	$1,283,168	$70,817,811
Property, plant and equipment, net	23,007,818	225,155,039	4,755,983	(1,468,943)	251,449,897
Intangibles, net	3,896,655	56,802,841	19,690,900	198,489	80,588,885
Cash value of life insurance	29,456,644	—	—	—	29,456,644
Prepaid pension costs	—	2,778,300	—	—	2,778,300
Pension intangibles	2,695,373	9,117,485	—	—	11,812,858
Investments in subsidiaries	161,668,434	—	—	(161,668,434)	—
Other	(8,294,465)	22,008,587	45,283	—	13,759,405

	$228,066,454	$367,102,400	$27,150,666	$(161,655,720)	$460,663,800

Liabilities and stockholders’ equity:
Current liabilities	$19,183,683	$52,865,112	$678,170	$1,270,163	$73,997,128
Long-term debt	264,484,018	—	—	—	264,484,018
Other long-term obligations	3,773,556	236,801,105	44,092	(88,826,222)	151,792,531
Minority interest	—	—	—	8,966,008	8,966,008
Stockholders’ equity	(59,374,803)	77,436,183	26,428,404	(83,065,669)	(38,575,885)

	$228,066,454	$367,102,400	$27,150,666	$(161,655,720)	$460,663,800

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF INCOME

Three Months Ended September 30, 2004

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenue	$21,724,833	$85,886,880	$1,440,075	$(3,392,549)	$105,659,.239
Expenses	21,689,830	88,142,405	1,687,181	(3,373,171)	108,146,245

Operating income (loss)	35,003	(2,255,525)	(247,106)	(19,378)	(2,487,006)
Nonoperating expense	(6,822,863)	(5,657)	(2,029)	—	(6,826,491)

Loss from continuing operations before income tax and minority interest	(6,787,860)	(1,261,182)	(245,077)	(19,378)	(9,313,497)
Provision (credit) for income taxes	(9,475)	247,462	—	—	237,987

Loss from continuing operations before minority interest	(6,778,835)	(2,508,644)	(245,077)	(19,378)	(9,551,484)
Minority interest	—	—	—	80,876	80,876

Net income (loss)	$(6,778,835)	$(2,508,644)	$(245,077)	$61,498	$(9,470,608)

CONSOLIDATING CONDENSED STATEMENT OF INCOME

Three Months Ended September 30, 2003

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenue	$20,367,935	$83,037,490	$1,485,276	$(3,820,328)	$101,070,373
Expenses	21,772,534	83,318,048	1,724,310	(3,476,384)	103,338,508

Operating loss	(1,404,599)	(280,558)	(239,034)	(343,944)	(2,268,135)
Nonoperating income (expense)	(713,135)	10,683	711	—	(701,741)

Loss from continuing operations before income tax and minority interest	(2,117,734)	(269,875)	(238,323)	(343,944)	(2,969,876)
Credit for income taxes	(1,131,708)	(353,362)	—	—	(1,485,070)

Income (loss) from continuing operations before minority interest	(986,026)	83,487	(238,323)	(343,944)	(1,484,806)
Minority interest	—	—	—	78,646	78,646

Income (loss) from continuing operations	(986,026)	83,487	(238,323)	(265,298)	(1,406,160)
Loss from discontinued operations, net	—	(48,473)	—	—	(48,473)

Net income (loss)	$(986,026)	$35,014	$(238,323)	$(265,298)	$(1,454,633)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF INCOME

Nine Months Ended September 30, 2004

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenue	$63,451,078	$263,714,950	$4,737,053	$(13,168,213)	$318,734,868
Expenses	65,810,828	259,949,269	5,087,564	(12,609,522)	318,238,139

Operating income (loss)	(2,359,750)	3,765,681	(350,511)	(558,691)	496,729
Nonoperating income (expense)	(10,927,947)	(31,348)	3,766	—	(10,955,529)

Income (loss) from continuing operations before income tax and minority interest	(13,287,697)	3,734,333	(346,745)	(558,691)	(10,458,800)
Provision (credit) for income taxes	(28,425)	438,467	—	—	410,042

Income (loss) from continuing operations before minority interest	(13,259,272)	3,295,866	(346,745)	(558,691)	(10,868,842)
Minority interest	—	—	—	(114,426)	(114,426)

Net income (loss)	$(13,259,272)	$3,295,866	$(346,745)	$(444,265)	$(10,754,416)

CONSOLIDATING CONDENSED STATEMENT OF INCOME

Nine Months Ended September 30, 2003

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenue	$62,062,165	$250,996,908	$4,679,312	$(9,386,835)	$308,351,550
Expenses	64,163,933	244,305,047	4,991,015	(8,992,683)	304,467,312

Operating income (loss)	(2,101,768)	6,691,861	(311,703)	(394,152)	3,884,238
Nonoperating income (expense)	(13,061,145)	9,331	(1,034)	—	(13,052,848)

Income (loss) from continuing operations before income tax and minority interest	(15,162,913)	6,701,192	(312,737)	(394,152)	(9,168,610)
Provision (credit) for income taxes	(4,960,272)	2,021,749	—	—	(2,938,523)

Income (loss) from continuing operations before minority interest	(10,202,641)	4,679,443	(312,737)	(394,152)	(6,230,087)
Minority interest	—	—	—	103,203	103,203

Income (loss) from continuing operations	(10,202,641)	4,679,443	(312,737)	(290,949)	(6,126,884)
Loss from discontinued operations, net	—	(414,158)	—	—	(414,158)

Net income (loss)	$(10,202,641)	$4,265,285	$(312,737)	$(290,949)	$(6,541,042)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Nine months ended September 30, 2004

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(3,160,537)	$42,738,317	$896,585	$(570,495)	$39,903,870
Additions to property, plant and equipment	(1,746,338)	(35,222,314)	(131,000)	558,691	(36,540,961)
Other investing activities	(1,980,595)	309,661	—	—	(1,670,934)

Net cash provided by (used in) investing activities	(3,726,933)	(34,912,653)	(131,000)	558,691	(38,211,895)
Payments on term loans	(5,762,500)	—	—	—	(5,762,500)
Other financing activity	7,701,111	(8,553,044)	—	11,804	(840,129)

Net cash provided by (used in) financing activities	1,938,611	(8,553,044)	—	11,804	(6,602,629)

Increase (decrease) in cash and equivalents	(4,948,859)	(727,380)	765,585	—	4,910,654
Cash and equivalents at beginning of period	10,828,912	89,752	542,619	—	11,461,283

Cash and equivalents at end of period	$5,880,053	$(637,628)	$1,308,204	$—	$6,550,629

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

Overview

     We are a privately held diversified media company with our primary operations in cable television, newspaper publishing and television broadcasting. We provide cable television service to the greater Toledo, Ohio metropolitan area, including Michigan suburbs, (Buckeye CableSystem) and the Sandusky, Ohio area (Erie County CableSystem). At December 31, 2003, we had approximately 149,000 subscribers. We publish two daily metropolitan newspapers, the Pittsburgh Post-Gazette in Pittsburgh, Pennsylvania, and The Blade in Toledo, Ohio, each of which is the leading publication in its market. The combined average daily and Sunday paid circulation of our two newspapers is approximately 384,600 and 593,850, respectively, as of December 31, 2003. We own and operate four television stations: two in Louisville, Kentucky, and one each in Boise, Idaho and Lima, Ohio; and we are a two-thirds owner of a television station in Decatur, Illinois. We also have other communication operations including a telecom business and a residential security business.

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

Critical Accounting Policies and Estimates

     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and reflect practices appropriate to our businesses. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We base our estimates and judgments on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates and judgments on a continual basis. Actual results may differ from these estimates and judgments. Management has discussed with our Board of Directors the development, selection and disclosure of the critical accounting policies and estimates and the application of these policies and estimates.

     We believe the following critical accounting policies affect our significant estimates and judgments used in the preparation of the consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to change, resulting in an impairment of their ability to make payments, additional allowances could be required. We maintain various self-insurance liabilities and various employment related liabilities, such as workers’ compensation and medical reserves, based on historical performance and current trends. Actual results could differ from estimates resulting in adjustments to the recorded liability. Actuarial assumptions have a significant impact on the determination of net periodic pension costs and credits and other post-employment benefits. If actual experience differs from these assumptions, future periodic pension and post-employment costs could be adversely affected. We also make estimates and judgments in determining certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Our other critical accounting policies include accounting for broadcast rights, goodwill and other intangible assets, stock-based compensation, and our revenue recognition policies. Please refer to our 2003 Form 10-K filed March 24, 2004, for a more detailed discussion of our critical accounting policies and estimates. In addition, there are other items within the financial statements that require estimation, but are not deemed to be critical accounting policies and estimates. Changes in the estimates used in these and other items could have a material impact on our financial statements.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     For the nine months ended September 30, 2004, we had revenues, operating income and a net loss from continuing operations of $318.7 million, $497,000 and $10.8 million, respectively. This represents an increase in revenues of $10.4 million and a decrease in operating income of $3.4 million as compared to the nine months ended September 30, 2003. Advertising revenues are generally highest in the fourth quarter, due in part to increases in retail advertising in the period leading up to and including the holiday season. In addition, broadcasting advertising revenues are generally higher in even-numbered election years due to political advertising. Although our total advertising revenue improved from prior year, total operating expenses increased $13.8 million due to several components detailed in the following discussions.

     Set forth below are the operating results and a reconciliation of net loss to adjusted EBITDA for the three- and nine-month periods ended September 30, 2004 and 2003.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Block Communications, Inc. and Subsidiaries

Results of Operations (unaudited)

	Three months ended September 30,
	2004		2003
Revenue:
Publishing	$62,524,229	59.2%	$60,028,762	59.4%
Cable	29,086,989	27.5	27,441,732	27.2
Broadcasting	9,067,468	8.6	8,927,978	8.8
Other communications	4,980,553	4.7	4,671,901	4.6

	105,659,239	100.0	101,070,373	100.0
Expense:
Publishing	63,404,814	60.0	60,343,364	59.7
Cable	20,223,457	19.1	17,116,830	16.9
Broadcasting	8,218,544	7.8	8,296,317	8.2
Other communications	3,410,681	3.2	3,508,788	3.5
Corporate expenses	475,985	0.5	1,017,462	1.0
Depreciation and amortization	12,412,764	11.7	13,055,747	12.9

	108,146,245	102.4	103,338,508	102.2

Operating loss	(2,487,006)	-2.4%	(2,268,135)	-2.2%
Nonoperating income (expense):
Interest expense	(5,009,451)		(4,795,664)
Change in fair value of interest rate swaps	(1,904,609)		4,007,138
Investment income	87,569		86,785

	(6,826,491)		(701,741)

Loss from continuing operations before income taxes and minority interest	(9,313,497)		(2,969,876)
Provision (credit) for income taxes	237,987		(1,485,070)
Minority interest	80,876		78,646

Loss from continuing operations	(9,470,608)		(1,406,160)
Loss on discontinued operations, net of tax	—		(48,473)

Net loss	(9,470,608)		(1,454,633)
Add:
Interest expense	5,009,451		4,795,664
Provision (credit) for income taxes	237,987		(1,447,189)
Depreciation	11,743,661		12,284,170
Amortization of intangibles and deferred charges	669,103		771,577
Amortization of broadcast rights	1,640,092		1,828,665
Loss on disposal of property and equipment	1,644,008		93,278
Change in fair value of interest rate swaps	1,904,609		(4,007,138)
Less:
Payments on broadcast rights	(1,603,902)		(1,769,823)

Adjusted EBITDA	$11,774,401		$11,094,571

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Block Communications, Inc. and Subsidiaries

Results of Operations (unaudited)

	Nine months ended September 30,
	2004		2003
Revenue:
Publishing	$187,828,820	58.9%	$183,666,594	59.6%
Cable	87,188,185	27.4	81,705,836	26.5
Broadcasting	28,568,341	9.0	28,210,365	9.1
Other communications	15,149,522	4.8	14,768,755	4.8

	318,734,868	100.0	308,351,550	100.0
Expense:
Publishing	186,053,561	58.4	177,532,069	57.6
Cable	55,921,740	17.5	50,405,199	16.3
Broadcasting	24,635,994	7.7	25,129,902	8.1
Other communications	10,065,617	3.2	10,066,384	3.3
Corporate expenses	2,614,210	0.8	1,868,331	0.6
Depreciation and amortization	38,947,017	12.2	39,465,427	12.8

	318,238,139	99.8	304,467,312	98.7

Operating income	496,729	0.2%	3,884,238	1.3%
Nonoperating income (expense):
Interest expense	(14,518,860)		(15,016,194)
Loss on disposal of discontinued operations	—		—
Change in fair value of interest rate swaps	3,313,418		1,776,801
Investment income	249,913		186,545

	(10,955,529)		(13,052,848)

Loss from continuing operations before income taxes and minority interest	(10,458,800)		(9,168,610)
Provision (credit) for income taxes	410,042		(2,938,523)
Minority interest	114,426		103,203

Loss from continuing operations	(10,754,416)		(6,126,884)
Loss on discontinued operations, net of tax	—		(414,158)

Net loss	(10,754,416)		(6,541,042)
Add:
Interest expense	14,518,860		15,016,194
Provision (credit) for income taxes	410,042		(3,149,748)
Depreciation	36,788,149		37,169,956
Amortization of intangibles and deferred charges	2,158,868		2,312,113
Amortization of broadcast rights	4,724,655		5,224,538
Loss on disposal of property and equipment	1,908,151		135,964
Change in fair value of interest rate swaps	(3,313,418)		(1,776,801)
Less:
Payments on broadcast rights	(4,810,313)		(5,167,589)

Adjusted EBITDA	$41,630,578		$43,459,176

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a reconciliation of net income (loss) to adjusted EBITDA by operating segment for the three- and nine-month periods ended September 30, 2004 and 2003.

Block Communications, Inc. and Subsidiaries
Reconciliation of Net Income to Adjusted EBITDA by Segment

	Publishing	Cable	Broadcasting	Other	Corporate	Consolidated
	Three months ended September 30, 2004
Net income (loss)	$(3,728,166)	$1,030,256	$369,711	$497,095	$(7,639,504)	$(9,470,608)
Adjustments to net income (loss):
Interest expense	49,604	—	—	—	4,959,847	5,009,451
Provision (credit) for income taxes	194,099	—	—	53,363	(9,475)	237,987
Depreciation	2,514,750	7,648,904	560,593	1,019,414	—	11,743,661
Amortization of intangibles and deferred charges	89,143	184,890	4,234	—	390,836	669,103
Amortization of broadcast rights	—	60,913	1,579,179	—	—	1,640,092
Film payments	—	(58,791)	(1,545,111)	—	—	(1,603,902)
(Gain) loss on disposal of assets	(125)	1,566,209	83,275	(5,351)	—	1,644,008
Change in fair value of derivatives	—	—	—	—	1,904,609	1,904,609

Adjusted EBITDA	$(880,695)	$10,432,381	$1,051,881	$1,564,521	$(393,687)	$11,774,401

	Three months ended September 30, 2003
Net income (loss)	$(1,949,271)	$1,403,788	$(93,661)	$203,255	(1,018,744)	$(1,454,633)
Adjustments to net income (loss):
Interest expense	49,102	—	—	—	4,746,562	4,795,664
Provision (credit) for income taxes	(987,199)	687,966	87,766	(79,815)	(1,155,907)	(1,447,189)
Depreciation	2,485,218	8,049,246	720,625	1,029,081	—	12,284,170
Amortization of intangibles and deferred charges	88,283	184,890	4,234	—	494,170	771,577
Amortization of broadcast rights	—	72,770	1,755,895	—	—	1,828,665
Film payments	—	(68,219)	(1,701,604)	—	—	(1,769,823)
(Gain) loss on disposal of assets	(27,875)	21,248	66,247	33,658	—	93,278
Change in fair value of derivatives	—	—	—	—	(4,007,138)	(4,007,138)

Adjusted EBITDA	$(341,742)	$10,351,689	$839,502	$1,186,179	$(941,057)	$11,094,571

	Nine months ended September 30, 2004
Net income (loss)	$(6,372,426)	$6,335,520	$2,110,326	$1,881,569	(14,709,405)	$(10,754,416)
Adjustments to net income (loss):
Interest expense	164,805	—	—	—	14,354,055	14,518,860
Provision (credit) for income taxes	383,104	—	2,000	53,363	(28,425)	410,042
Depreciation	7,332,645	24,378,313	1,928,218	3,148,973	—	36,788,149
Amortization of intangibles and deferred charges	267,429	554,672	12,704	—	1,324,063	2,158,868
Amortization of broadcast rights	—	180,773	4,543,882	—	—	4,724,655
Film payments	—	(173,162)	(4,637,151)	—	—	(4,810,313)
(Gain) loss on disposal of assets	(9,625)	1,837,508	86,438	(6,170)	—	1,908,151
Change in fair value of derivatives	—	—	—	—	(3,313,418)	(3,313,418)

Adjusted EBITDA	$1,765,932	$33,113,624	$4,046,417	$5,077,735	$(2,373,130)	$41,630,578

	Nine months ended September 30, 2003
Net income (loss)	$(2,309,203)	$4,905,605	$549,870	$1,231,480	(10,918,794)	$(6,541,042)
Adjustments to net income (loss):
Interest expense	147,821	—	—	—	14,868,373	15,016,194
Provision (credit) for income taxes	(184,994)	2,221,035	467,672	(307,737)	(5,345,724)	(3,149,748)
Depreciation	8,217,216	23,622,521	2,160,332	3,169,887	—	37,169,956
Amortization of intangibles and deferred charges	264,617	554,672	12,704	—	1,480,120	2,312,113
Amortization of broadcast rights	—	226,696	4,997,842	—	—	5,224,538
Film payments	—	(240,105)	(4,927,484)	—	—	(5,167,589)
(Gain) loss on disposal of assets	(37,375)	66,750	73,115	33,474	—	135,964
Change in fair value of derivatives	—	—	—	—	(1,776,801)	(1,776,801)
Loss on disposal of discontinued operation	—	—	—	235,591	—	235,591

Adjusted EBITDA	$6,098,082	$31,357,174	$3,334,051	$4,362,695	$(1,692,826)	$43,459,176

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We define adjusted EBITDA as net income (loss) before interest expense, provision (credit) for income taxes, depreciation and amortization (including amortization of broadcast rights), other non-cash charges, gains or losses on disposition of assets, other non-recurring items, and extraordinary items and after payments for broadcast rights. Other media companies may measure adjusted EBITDA in a different manner. We have included adjusted EBITDA data because such data is commonly used as a measure of performance for media companies and is also used by investors to measure a company’s ability to service debt. Furthermore, management uses adjusted EBITDA as a key performance measure upon which budgets are established at the subsidiary level and upon which incentive compensation is awarded. Adjusted EBITDA is used as one method of measuring growth and trends in the financial performance of our business units and is the financial measure used by our Board of Directors to determine the amount of quarterly dividends paid to our shareholders. Adjusted EBITDA is also a significant component of the financial covenants contained in our senior debt agreements, however management does not use adjusted EBITDA as a measure of liquidity.

     We understand the material limitations associated with the use of a non-GAAP measure. Accordingly, adjusted EBITDA is not, and should not be used as, an indicator of or alternative to operating income (loss), net income (loss) or cash flow as reflected in our consolidated financial statements, is not intended to represent funds available for debt service, dividends or other discretionary uses, is not a measure of financial performance under accounting principles generally accepted in the United States of America, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America. Refer to our financial statements, including our statement of cash flows, which appear elsewhere in this report. The foregoing calculations of adjusted EBITDA are not necessarily comparable to similarly titled amounts of other companies.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues

     Total revenue for the three-month period ended September 30, 2004 was $105.7 million, an increase of $4.6 million, or 4.5%, as compared to the same period of the prior year. This increase was attributable to revenue growth in all operating segments, as described below.

     Cable Television. Cable revenue for the quarter was $29.1 million, an increase of $1.6 million, or 6.0%, as compared to the same period of 2003. The increase in cable revenue was principally the result of an increase of $5.14, to $65.60, in the average monthly revenue per basic subscriber, based on the average number of subscribers throughout the quarter. An increase in the monthly basic cable service charge and continued rollout of new services drove the increase in average monthly revenue per subscriber. Average monthly high-speed data revenue per data customer of $42.97 decreased $2.46 as compared to the third quarter of 2003. The decrease in high-speed data average revenue resulted from packaging discounts and promotional offers, along with the launch of lower speed and lower-priced tiers designed to compete against dial-up internet and DSL services. For the quarter ended September 30, 2004, average monthly digital revenue per digital home was $14.78, an increase of $.66 as compared to the same period of the prior year. The increase in average digital revenue resulted from Video on Demand service, partially offset by packaging discounts and promotional offers. The discounts and promotional offers were continued throughout the third quarter of 2004 due to the increasingly competitive environment, primarily in the Toledo market.

     Revenue generating units increased in the high-speed data and digital categories during the three-month period ended September 30, 2004. The net increase in high-speed data subscribers totaled 2,610 and the net increase in digital homes totaled 3,055, during the quarter. This resulted in 35,643 high-speed data subscribers and 48,667 digital homes as of September 30, 2004. Basic subscribers at the end of the period totaled 147,566, a decrease of 488 during the third quarter of 2004. Buckeye CableSystem recognized a net decrease of 459 basic subscribers. This was due to a continuing increase in the number of disconnects resulting from economic conditions and continued competition. The Erie County system recognized a net decrease of 29 basic subscribers.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Newspaper Publishing. Publishing revenue for the quarter was $62.5 million, an increase of $2.5 million, or 4.2%, as compared to the third quarter of 2003. The increase consisted of a $2.7 million, or 5.8%, increase in advertising revenue due primarily to increases in retail, national, and classified advertising of $1.3 million, or 5.6%, $739,000, or 11.7%, and $1.4 million, or 8.3%, respectively. Internet advertising also increased $187,000, or 26.8%, as compared to the three months ended September 30, 2003. These increases were partially offset by a decrease in other advertising revenue of $949,000. Circulation revenue decreased $340,000, or 2.8%, as compared to the same period of 2003, primarily due to a decrease in both daily and Sunday circulation compounded by declining average earned rates per copy. The variance in rates is the result of lower rates received from event, sponsor, and Newspapers In Education copies sold during the third quarter of 2004 as compared to the third quarter of 2003. Other revenue, which consists of third party and total market delivery, increased $102,000 as compared to the same quarter of the previous year.

     Television Broadcasting. Broadcasting revenue for the quarter was $9.1 million, an increase of $139,000, or 1.6%, as compared to the three months ended September 30, 2003. The increase in broadcasting revenue was due to increases in national and political advertising of $74,000 and $542,000, respectively, partially offset by a decrease in local advertising of $507,000 and an increase in agency commissions of $90,000. Other revenue, which consists of network, production and trade, increased $120,000 as compared to the same period of the prior year.

     Other Communications. Other communications revenue from continuing operations for the quarter was $5.0 million, an increase of $309,000, or 6.6%, as compared to same period of the prior year. Telecom revenue for the quarter was $4.4 million, an increase of $124,000, due primarily to an increase in competitive access revenue of $370,000, resulting from a net increase of 114, or 17.5%, in the number of commercial telecom customers since the third quarter of 2003. Reciprocal compensation increased $214,000. This increase is due to the cycling of the FCC mandated reduction in reciprocal compensation which was effective in June 2003. These increases were partially offset by a decrease in local exchange revenue and carrier access billings of $267,000 and $169,000, respectively. Long-distance revenue for the third quarter 2004 decreased $24,000 as compared to the same period of the prior year. Revenue from the home security business increased $184,000 as compared to the third quarter of 2003 due to increases in number of unit sales and increases in the average revenue per installation.

Operating Expenses

     Operating expenses for the quarter were $108.1 million, an increase of $4.8 million, or 4.7%, as compared to the third quarter of 2003. The increase in operating expense was attributable to increased publishing and cable expenses, partially offset by decreased broadcasting, other communications, and corporate general and administrative expenses.

     Cable Television. Cable cost of revenue was $12.7 million, an increase of $1.3 million, or 11.5%, as compared to the same period of the prior year. The increase was primarily due to a $909,000, or 15.3%, increase in basic programming expenses, a $96,000, or 13.9%, increase in cable modem associated expenses, and a $257,000, or 59.7%, increase in programming expenses for the digital tier. Basic cable programming expenses increased due to price increases from programming suppliers and production expenses related to Buckeye Cable Sports Network. Cable modem expenses increased as a result of additional customer service representatives and network and product improvements implemented in response to subscriber growth. Programming expense for the digital tier increased due to increases in digital carriage fees and an increase in the number of digital subscribers as compared to the same quarter of the prior year. Other departmental expenses increased marginally due to inflationary factors.

     Selling, general & administrative expense was $7.6 million, an increase of $1.8 million, or 31.1%. Marketing and advertising expense increased $258,000, or 18.7%, due to various promotional offers and advertising campaigns launched in response to increased competition. General and administrative expenses increased $1.5 million, or 41.7%, due to a loss on disposal of assets of $1.6 million during the third quarter of 2004 as compared to a loss of $21,000 for the same period of the prior year. The loss was recorded due to the early retirement and disposal of analog converters.

     Newspaper Publishing. Publishing cost of revenue was $44.3 million, an increase of $1.4 million, or 3.2%, over the three months ended September 30, 2003. The increase was partially due to a $792,000, or 10.5%, increase in the cost of newsprint and ink, resulting from a weighted-average price per ton increase of $55.13, or 11.7%, and a 1.0% increase in consumption from the same period of the prior year, partially offset by a decrease in ink expense. Departmental salaries and wages increased primarily due to contractual increases at the Pittsburgh Post-Gazette.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Selling, general and administrative expense was $19.1 million, an increase of $1.7 million, or 9.8%, primarily due to increases in the Post Gazette’s workers’ compensation costs of $2.3 million, as compared to the third quarter of 2003. These increases were offset by savings in the Post Gazette’s health insurance, other post-employment benefits, and administrative payroll of $652,000, $162,000, and $231,000, respectively. The Blade’s general and administrative costs, inclusive of employee benefits, increased $463,000, primarily due to increases in union pension and welfare benefits and workers’ compensation expense of $142,000, $89,000, and $225,000, respectively. Workers’ compensation expense at both newspapers increased as compared to the same period of the prior year due to an increase in the number of claims and the average dollar value associated with outstanding claims.

     Television Broadcasting. Broadcasting cost of revenue was $4.9 million, a decrease of $157,000, or 3.1%, from the same period of the prior year, primarily due to decreases in engineering expense and broadcast film amortization of $85,000 and $177,000, respectively, partially offset by increases in news and programming departmental expenses of $77,000 and $68,000, respectively. Other departmental expenses reported favorable variances due to tight budgetary controls.

     Selling, general and administrative expense was $3.4 million, an increase of $79,000, or 2.4%, due to a $171,000, or 8.4%, increase in general administrative expenses attributable to employee benefit costs. These administrative increases were partially offset by a decrease in selling and promotion expenses of $91,000, or 7.3%, due to tight budgetary controls.

     Other Communications. Other communications cost of revenue from continuing operations was $1.4 million, an increase of $63,000, or 4.9%, from the same period of 2003. Telecom cost of revenue decreased $121,000, or 10.4%, due primarily to a decrease in long-distance expense of $219,000, partially offset by increases in technical and network monitoring expenses of $73,000 and $33,000, respectively. Home security alarm system sales and monitoring cost of revenue increased $184,000 due primarily to increases in inventory obsolescence reserves, specifically related to inventory maintained for future warranty work.

     Selling, general and administrative expense was $2.1 million, a decrease of $161,000, or 7.3%. Telecom selling, general and administrative expense decreased $136,000, or 7.3%, due primarily to a decrease in gross receipts tax of $279,000, partially offset by increases in sales and marketing expense of $104,000. Other administrative expenses increased due to general inflationary factors. Selling, general and administrative expenses for our residential security business decreased $25,000, or 7.0%, due to tight budgetary controls.

Operating Income

     Operating loss increased $219,000, to $2.5 million, as compared to the three months ended September 30, 2003. Cable operating income decreased $1.1 million due to increases in programming expenses and a loss on disposal of assets, partially offset by revenue growth generated from rate increases and rollout of new services. Publishing operating income decreased $596,000, primarily due to increased newsprint and employee related expenses, partially offset by advertising revenue growth. Broadcasting operating income increased $377,000 due to increases in advertising revenue and decreased operating expenses. Other communications operating income increased $416,000 due to revenue growth in both operating units and decreased telecom operating expenses. Operating loss attributable to corporate expenses decreased $645,000, due to overall decreases in legal and professional fees and general cost controls.

Net Loss

     For the three months ended September 30, 2004, we reported a net loss of $9.5 million, compared to a net loss of $1.5 million reported for the same period of the prior year. This increase in net loss is primarily due to a unfavorable variance of $5.9 million on the change in fair value of interest-rate swaps, an increase in interest expense of $214,000, and an increase in operating loss of $219,000. Furthermore, the provision for income taxes was $238,000 for the third quarter of 2004 compared to a credit for income taxes of $1.5 million for the same quarter of the previous year. The third quarter 2003 credit included a $1.2 million deferred tax credit. This variance is primarily due to the determination that a 100% valuation allowance of our deferred tax assets recorded in the fourth quarter of 2003 is still required as of September 30, 2004. The variance in the change in fair value of our non-hedge interest rate swaps is due to the specific swaps in effect during the two periods and changes in the interest rate environment. Discontinued operations generated a loss of $48,000, net of tax, during the third quarter of 2003.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and Amortization

     Depreciation and amortization decreased $643,000, or 4.9%, as compared to the same period of the prior year. The decrease was primarily due to a decrease in cable operations depreciation expense of $400,000 due to the disposal of analog converters during the third quarter of 2004, which were still being depreciated during the third quarter of 2003. In addition, broadcasting depreciation decreased $160,000, and corporate amortization expense decreased $103,000, due to the expiration of various non-compete agreements.

Adjusted EBITDA

     Adjusted EBITDA increased $680,000, or 6.1%, as compared to the third quarter of 2003. A reconciliation of adjusted EBITDA to net loss is provided above. Adjusted EBITDA as a percentage of revenue for the quarter ended September 30, 2004 increased to 11.1% from 11.0% for the quarter ended September 30, 2003. The increase in adjusted EBITDA as a percentage of revenue was primarily due to the increases in revenue from all operations, enhanced by decreases in broadcasting expenses, other communications expenses, and corporate general and administrative expenses, partially offset by increased publishing and cable operating expenses. Revenue growth is attributable to overall improvement in advertising sales, the continued rollout of high margin advanced cable products, and the increase in cable service charges. Net loss as a percentage of revenue was 9.0% as of September 30, 2004, as compared to net loss as a percentage of revenue at September 30, 2003 of 1.4%. This is primarily due to the unfavorable variance on the change in fair value of interest rate swaps and the credit for deferred taxes recorded in the third quarter of 2003 as discussed above.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues

     Total revenue for the nine month period ended September 30, 2004 was $318.7 million, an increase of $10.4 million, or 3.4%, as compared to the same period of the prior year. This increase was attributable to revenue growth in all operating segments.

     Cable Television. Cable revenue was $87.2 million, an increase of $5.5 million, or 6.7%, as compared to the same period of 2003. The increase in cable revenue was principally the result of an increase of $5.42, to $65.24, in the average monthly revenue per basic subscriber, based on the average number of subscribers throughout the period. An increase in the monthly basic cable service charge and continued rollout of new services drove the increase in average monthly revenue per subscriber. Average monthly high-speed data revenue per data customer of $43.62 decreased $1.85, as compared to the first nine months of 2003. The decrease in high-speed data average revenue resulted from packaging discounts and promotional offers, along with the launch of lower speed and lower-priced tiers designed to compete against dial-up internet and DSL services. For the nine months ended September 30, 2004, average monthly digital revenue per digital home of $14.71 increased $.11 as compared to the same period of the prior year. The increase in average digital revenue resulted from Video on Demand service, partially offset by packaging discounts and promotional offers. The promotions and packaging discounts were offered in response to increased competition throughout the first nine months of 2004.

     Revenue generating units increased in the high-speed data and digital categories during the nine months ended September 30, 2004. Net high-speed data additions totaled 5,836 for the period, resulting in 35,643 high-speed data customers. Net digital additions totaled 10,594 for the period, resulting in 48,667 digital homes as of September 30, 2004. Basic subscribers at the end of the period totaled 147,566, a decrease of 1,612 in the nine months ended September 30, 2004 due to an increase in the number of disconnects resulting from economic conditions and continued competition.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Newspaper Publishing. Publishing revenue was $187.8 million, an increase of $4.2 million, or 2.3%, as compared to the same period of 2003. The increase consisted of a $4.7 million, or 3.2%, increase in advertising revenue due primarily to increases in retail, national and classified advertising of $1.4 million, or 1.9%, $1.6 million, or 7.3%, and $2.6 million, or 5.0%, respectively. Internet advertising also increased $503,000, or 27.0% as compared to the nine months ended September 30, 2003. These increases were partially offset by a decrease in other advertising of $1.4 million. The favorable variance in classified advertising is primarily attributable to our Pittsburgh market, with the Toledo Blade reporting increased classified advertising of $200,000. The Toledo market recognized more robust retail growth, while both markets recognized equivalent increases in national advertising. For the first nine months of 2004, circulation revenue decreased $804,000, or 2.2%, due to a decrease in both daily and Sunday circulation compounded by declining average earned rates per copy. Other revenue, which consists of third party and total market delivery, increased $259,000 as compared with the same period of the previous year.

     Television Broadcasting. Broadcasting revenue was $28.6 million, an increase of $358,000, or 1.3%, as compared to the nine months ended September 30, 2003. The increase in broadcasting revenue was due to an increase in national and political advertising revenue of $401,000, or 4.2%, and $802,000, or 151.0%, respectively, partially offset by a decrease in local advertising of $854,000, or 3.9%, and an increase in agency commissions of $118,000, or 2.3%. Other revenue, which consists of network, production and trade, increased $126,000 as compared to the same period of the prior year.

     Other Communications. Other communications revenue from continuing operations was $15.1 million, an increase of $381,000, or 2.6%, as compared to same period of the prior year. This is due to an increase in our home security system sales revenue of $282,000 resulting from an increase in unit sales as compared to the first nine months of 2003. Telecom revenue for the nine months was $13.3 million, an increase of $99,000, due primarily to an increase in competitive access and local exchange revenue of $849,000 and $82,000, respectively, resulting from a net increase of 99, or 14.9%, in the number of commercial telecom customers during the first nine months of 2004. These increases were partially offset by a FCC mandated reduction in reciprocal compensation revenue and carrier access billings of $390,000 and $453,000.

Operating Expenses

     Operating expenses for the first nine months were $318.2 million, an increase of $13.8 million, or 4.5%, as compared to the first nine months of 2003. The increase in operating expense was attributable to increased publishing, cable, and corporate general and administrative expenses, offset by decreased broadcasting expenses.

     Cable Television. Cable cost of revenue was $36.6 million, an increase of $3.0 million, or 9.1%, as compared to the same period of the prior year. Basic cable programming expenses increased $2.2 million, or 12.5%, to $20.2 million, due to price increases from programming suppliers and the launch of Buckeye Cable Sports Network, partially offset by the decrease in basic subscribers. Programming expense for the digital tier increased $770,000, due to increases in digital carriage fees and an increase in the number of digital subscribers as compared to the same period of the prior year. Cable modem operating expenses increased $464,000, or 28.2%, due to additional customer service representatives and network and product improvements implemented in response to subscriber growth. These increases were partially offset by decrease in expense associated with pay services and pay-per-view of $236,000, or 6.3%, due to the reduction in the number of pay-per-view buys and a decrease in the average number of premium subscribers during the first nine months of 2004 as compared to the same period of the prior year. Other departmental expenses decreased due to tight budgetary controls.

     Selling, general and administrative expense was $19.3 million, an increase of $2.5 million, or 14.7%, primarily due to a loss on disposal of assets of $1.8 million recorded during the nine months ended September 30, 2004 compared to a loss on disposal of assets of $67,000 for the same period of the prior year. Marketing and advertising expenses increased $353,000 million due to various promotional offers and advertising campaigns launched in response to increased competition. Other general and administrative expenses increased due to inflationary factors.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Newspaper Publishing. Publishing cost of revenue was $130.0 million, an increase of $3.9 million, or 3.1%, from the nine months ended September 30, 2003. The increase was partially due to a $2.1 million, or 9.7%, increase in the cost of newsprint and ink, resulting from a weighted-average price per ton increase of $54.17, or 11.8%, partially offset by a 0.6% decrease in consumption and a decrease in ink expense from the same period of the prior year. In addition, editorial, circulation, feature sections, and production expenses increased $330,000, $661,000, $324,000, and $135,000, respectively. This is primarily due to increases in departmental salaries and wages resulting from contractual increases at the Pittsburgh Post-Gazette.

     Selling, general and administrative expense was $56.0 million, an increase of $4.6 million, or 8.9% from the nine months ended September 30, 2003, primarily due to increases in the Post-Gazette’s medical, pension, and workers’ compensation costs of $618,000, $579,000, and $4.2 million, respectively, partially offset by savings in other post-employment benefits of $1.2 million, due primarily to the implementation of accounting guidance related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Blade’s general and administrative costs, inclusive of employee benefits, increased $719,000, primarily due to increases in pension, administrative payroll, and workers’ compensation expense of $538,000, $416,000, and $284,000, respectively, partially offset by savings in medical and legal and professional fees of $495,000 and $285,000, respectively. Other general and administrative expenses increased due to inflationary factors. Workers’ compensation expense at both newspapers has increased as compared to the same period of the prior year due to an increase in the number of claims and the average dollar value associated with outstanding claims.

     Television Broadcasting. Broadcasting cost of revenue was $14.8 million, a decrease of $222,000, or 1.5%, from the same period of the prior year. The decrease results primarily from a decrease in broadcast film amortization of $454,000, partially offset by increases in engineering and news departmental expenses of $61,000 and $225,000, respectively. Other departmental expenses reported favorable variances due to tight budgetary controls.

     Selling, general and administrative expense was $9.8 million, a decrease of $272,000, or 2.7%, primarily from decreases in sales and promotion expense of $341,000 partially offset by increases in general and administrative expense of $69,000.

     Other Communications. Other communications cost of revenue from continuing operations was $3.9 million, an increase of $66,000, or 1.7%, from the nine months ended September 30, 2003. Home security alarm system sales and monitoring cost of revenue increased $349,000 due to increases in inventory obsolescence reserves recorded during the first nine months of 2004. Telecom cost of revenue decreased $284,000 due primarily to a decrease of $451,000 in long-distance expense, partially offset by increases in technical and network monitoring expenses of $87,000 and $100,000, respectively.

     Selling, general and administrative expense was $6.1 million, a decrease of $66,000, or 1.1%. Telecom selling, general and administrative expense decreased $128,000, or 2.4%, due primarily to a decrease in gross receipts tax of $294,000, partially offset by increases in sales and marketing expense of $120,000. Other administrative expenses increased due to general inflationary factors. Selling, general and administrative expenses for our residential security business increased $62,000, or 6.7%, primarily due to increases in sales and marketing expense.

Operating Income

     Operating income decreased $3.4 million, to $497,000, as compared to the nine months ended September 30, 2003. Cable operating income decreased $790,000 due to a loss on disposal of assets, increases in depreciation, marketing and advertising, and cable programming expenses, partially offset by revenue growth generated from rate increases and rollout of new services. Publishing operating income decreased $3.5 million, due to increased employee related expenses, partially offset by advertising revenue growth. Broadcasting operating income increased $1.1 million due primarily to increases in advertising revenue and tight cost controls. Other communications operating income increased $386,000 due to revenue growth. The operating loss attributable to corporate expenses increased $590,000 from the prior year due to overall increases in employee benefits and legal and professional fees. Employee benefit expenses increased due to favorable medical expense trending realized and recorded in the second quarter of 2003. Legal and professional fees increased from the nine months ended September 30, 2003, due to an amendment fee paid during the first quarter of 2004 for the third amendment to our senior credit facilities dated March 19, 2004.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Loss

     For the nine months ended September 30, 2004, we reported a loss from continuing operations of $10.8 million, compared to a net loss from continuing operations of $6.1 million reported for the same period in 2003. The increase in net loss from continuing operations is primarily due to the decrease in operating income of $3.4 million and the provision for income taxes. The provision for income taxes was $410,000 for the first nine months of 2004 compared to a credit for income taxes of $2.9 million for the same period of the previous year. The credit recorded in the first nine months of 2003 included a $3.7 million deferred tax credit. The variance is primarily due to the determination that a 100% valuation allowance of our deferred tax assets recorded during the fourth quarter of 2003 is still required as of September 30, 2004. Operating income and provision for income taxes was partially offset by a favorable variance of $1.5 million on the change in fair value of interest-rate swaps and a decrease in interest expense of $497,000. The variance in the change in fair value of our non-hedge interest rate swaps is due to the specific swaps in effect during the two periods and changes in the interest rate environment.

     Discontinued operations generated a loss of $414,000, net of tax, during the first nine months of 2003. As a result of the foregoing, we reported a net loss of $10.8 million for the nine months ended September 30, 2004, as compared to a net loss of $6.5 million for the same period of the prior year.

Depreciation and Amortization

     Depreciation and amortization decreased $518,000, or 1.3%, as compared to the same period of the prior year. The decrease was primarily due to an $885,000 reduction in publishing depreciation expense resulting from assets acquired during the 1992 Pittsburgh Press acquisition becoming fully depreciated by the end of 2003. Broadcasting depreciation decreased $232,000; while corporate amortization expense decreased $156,000, due to the expiration of various non-compete agreements. These were partially offset by increases in cable depreciation expense of $756,000 primarily due to the continued rollout of advanced services and the accelerated depreciation of analog converters.

Adjusted EBITDA

     Adjusted EBITDA decreased $1.8 million, or 4.2%, as compared to the nine months ended September 30, 2003. A reconciliation of adjusted EBITDA to net income is provided above. Adjusted EBITDA as a percentage of revenue decreased to 13.1% in the nine months ended September 30, 2004, from 14.1% in the same period of the prior year. The decrease in adjusted EBITDA as a percentage of revenue was primarily due to the increase in corporate general and administrative expenses and publishing and cable operating expenses, partially offset by the continued rollout of high margin advanced cable products, the increase in cable service charges and the general increases in advertising revenues. Net loss as a percentage of revenue was 3.4% for the nine months ended September 30, 2004, as compared to net loss as a percentage of revenue for the nine months ended September 30, 2003 of 2.1%. This is primarily due to the deferred tax credit recorded in the first nine months of 2003, offset by the favorable variance in the change in fair value of interest rate swaps discussed above.

     Net loss and adjusted EBITDA for the nine months ended September 30, 2004 reflect the implementation of FSP FAS 106-2, as discussed in Note 4. In accordance with the guidance of FSP FAS 106-2, we have retroactively recognized the impact of anticipated subsidies and revised our results of operations for the first two interim periods of the current year, reducing operating expense by $996,000 for the six months ended June 30, 2004.

Liquidity and Capital Resources

     Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our senior credit facilities. The need for liquidity arises primarily from capital expenditures and interest payable on the senior subordinated notes and the senior credit facility.

     Net cash provided by operating activities was $39.9 million and $28.9 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. The net cash provided by operating activities is determined by adding back depreciation and amortization, and adjusting for other non-cash items. Cash used in investing activities was $38.2 million and $34.6 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facility. We made capital expenditures of $36.5 million and $35.5 million, including capital leases, for the nine months ended September 30, 2004 and September 30, 2003, respectively. Capital expenditures in 2004 were used primarily in the rebuild of the Erie County Cable system, the Pittsburgh Post-Gazette facility upgrade, and the maintenance of other operating assets. We expect to make capital expenditures of $14.7 million in the last quarter of 2004. These include the continued rollout of advanced cable services, completion of the Pittsburgh Post-Gazette production facility upgrade, and various other improvements to our operations.

     Financing activities used $6.6 million of cash for the nine months ended September 30, 2004, compared to $5.3 million of cash provided from financing activities from the same period of the prior year. The financing activities in the first nine months of 2003 included a $10.0 million borrowing on the Term Loan A; partially offset by a $3.6 million mandatory pre-payment on the senior credit facilities due to $7.1 million of excess cash flow generated during the year ended December 31, 2002. Financing activities during the first nine months of 2004 include a $5.0 million voluntary prepayment of the Term Loan A. At September 30, 2004, the balances outstanding and available under our senior credit facilities and subordinated notes were $259.5 million and $70.9 million, respectively, and the average interest rate on the balance outstanding was 6.95%. At September 30, 2004, our covenants on our senior credit facilities would allow additional borrowing of $52.3 million based on our twelve month trailing adjusted EBITDA. At September 30, 2003, the balances outstanding and available under our senior credit facility and senior notes were $255.5 million and $91.5 million, respectively, and the average interest rate on the balance outstanding was 6.5%. Throughout the first nine months of 2004, the effective interest rate averaged approximately 41 basis points less the same period of the prior year. The decrease in the effective interest rate, partially offset by the increase in the debt outstanding resulted in the $497,000 reduction in interest expense.

     Effective March 19, 2004, we amended our senior credit facilities to restate various covenant levels and to substitute the fixed charge coverage test with a debt service coverage test. The amendment also places limits on capital expenditures throughout the term of the credit agreement. We were in full compliance with all credit facility covenants at the time of the amendment. This amendment was filed as an exhibit to our 2003 Form 10-K dated March 24, 2004.

     We believe that funds generated from operations and the borrowing availability under our senior credit facilities will be sufficient to finance our current operations, our cash obligations in connection with planned capital expenditures, and our current and future financial obligations.

     Our senior credit facilities bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we have entered into interest-rate swaps. Our interest rate swap agreements in effect at September 30, 2004 expire in varying amounts through April 2009.

     The fair value of $84.5 million of our long-term debt approximates its carrying value as it bears interest at floating rates. As of September 30, 2004, the estimated fair value of our interest rate swap agreements was a liability of $243,000, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. This is reflected in our financial statements as other long-term obligations. Changes in the fair value of derivative financial instruments are recognized either in income or as an adjustment to the carrying value of the underlying debt depending on whether the derivative financial instruments qualify for hedge accounting. At September 30, 2004, we had $175.0 million outstanding on our 91/4% senior subordinated notes, with a carrying value of $179.4 million, as adjusted for the fair value hedge.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     As of September 30, 2004, we had entered into interest-rate swaps that approximated $205.0 million, including the effect of any offsetting swaps, or 79.0%, of our borrowings under all of our credit facilities. The interest-rate swaps consist of $85.0 million relating to our revolving credit and term loan agreements, and $175.0 million principal amount of the senior subordinated notes. In addition, we had entered into an interest rate swap agreement that has the economic effect of substantially offsetting $55.0 million of the swap agreements totaling $85.0 million. In the event of an increase in market interest rates, the change in interest expense would be dependent upon the weighted average outstanding borrowings and derivative instruments in effect during the reporting period following the increase. Based on our outstanding borrowings and interest rate swap agreements as of September 30, 2004, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our interest expense for the following twelve month period by approximately $545,000.

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

     In January 2003, the Financial Accounting Standards Board issued interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership or a majority voting interest in the entity. The Company has no investments or contractual relationships that qualify as variable interest entities. Therefore, the adoption of FIN 46 has had no impact on the Company’s financial position or results of operations.

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

Forward-Looking Statements

     Certain statements contained herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward looking. We use words such as anticipates, believe, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results my differ significantly from management’s expectations.

     Factors that may cause actual results to differ from management’s expectations include economic and market conditions and many other factors beyond our control. For an additional discussion of risks and uncertainties relating to our future financial condition and results of operations, reference is made to the discussion under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K dated March 24, 2004.

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

     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART I. FINANCIAL INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit 31.1 Certification of the Managing Director pursuant to Rule 15d-14(a)

Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Rule 15d-14(a)

Exhibit 32.1 Certification of the Managing Director pursuant to 18 U.S.C. Sec. 1350

Exhibit 32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350

(b) Reports on Form 8-K filed in the third quarter of 2004:

Form 8-K filed on August 11, 2004 – The Company issued a press release announcing earnings results for the quarter ended June 30, 2004.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCK COMMUNICATIONS, INC. (Registrant)

Date: November 10, 2004	By:	/s/ Allan Block

Allan Block
Managing Director

Date: November 10, 2004	By:	/s/ Gary J. Blair

Gary J. Blair
Executive Vice President /
Chief Financial Officer