Form 10-K
period 2004-12-31
BLOCK COMMUNICATIONS INC
filed 2005-03-24
CIK 1177238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

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
     As of March 24, 2005, there were outstanding 29,400 shares of the registrant’s Voting Common Stock and 428,613 shares of its Non-voting Common Stock.

Forward-Looking Statements
Industry and Market Data
PART I
Item 1. Business
Cable Television
Newspaper Publishing
Television Broadcasting
Other Operations
Regulation
Employees
Item 2. Properties
Cable Television
Publishing
Television Broadcasting
Miscellaneous
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Results of Operations
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
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
Item 9B. Other Information
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statements and Reports on 8-K
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
2. Acquisitions
3. Discontinued Operations
4. Income Taxes
5. Goodwill and Other Intangibles
6. Other Accrued Liabilities
8. Retirement and Pension Plans
9. Postretirement Benefits other than Pensions
10. Long-Term Debt and Credit Arrangements
11. Commitments and Contingencies
12. Business Segment Information
13. Selected Quarterly Financial Data (unaudited)
14. Supplemental Guarantor Information
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
INDEX TO EXHIBITS
EX-3.5
EX-3.6
EX-4.12
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
      Throughout this document, circulation data for the Pittsburgh Post-Gazette is based on average paid circulation for the twelve months ended March 31, 2002, 2003 and 2004, and circulation data for The Blade is based on average paid circulation for the twelve months ended September 30, 2002, 2003 and 2004. The circulation data is based on average paid circulation as set forth in the Audit Bureau of Circulations (“ABC”) Audit Report for such period, except for The Blade’s circulation data as of September 30, 2004. The circulation data for The Blade for the period ending September 30, 2004 is calculated in accordance with the ABC rules and regulations; however, due to the availability and timing of the ABC audits throughout 2004, these numbers have not been verified in a formal audit report received from ABC.
      There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States of Amercia. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings in this report are from current publicly-available data based on Nielsen Media Research.

PART I
Item 1.     Business
      We are a privately held diversified media company with our primary operations in cable television, newspaper publishing and television broadcasting. We provide cable television service to the greater Toledo, Ohio metropolitan area (Buckeye CableSystem) and the Sandusky, Ohio area (Erie County CableSystem). At December 31, 2004, we had approximately 146,000 subscribers. Our systems are 100% rebuilt to 870 MHz and are basically served by a single headend. Our Toledo system is one of the largest privately owned urban cable systems in the United States. It is also one of the largest urban cable systems not owned or controlled by one of the large multiple system operators. We publish two daily metropolitan newspapers, the Pittsburgh Post-Gazette in Pittsburgh, Pennsylvania and The Blade in Toledo, each of which is the dominant publication in its market. The combined daily and Sunday average paid circulation of our two newspapers is approximately 383,200 and 590,200, respectively. We also own and operate four television stations: two in Louisville, Kentucky, and one each in Boise, Idaho and Lima, Ohio, and we are a two-thirds owner of a television station in Decatur, Illinois. We also have other communication operations including a commercial telecom business and a home security business. For the year ended December 31, 2004, we had revenues, operating income, and a net loss of $438.4 million, $8.5 million, and $6.8 million, respectively. Please refer to note 12 of the consolidated financial statements for detailed business segment information.
      Our shareholders, the Block family, have been in the media business for over 100 years. In 1926, the Block family acquired the first of the Company’s current holdings, The Blade, which was first published in 1835. We expanded our portfolio of newspapers in 1927 when we became the publisher of the Pittsburgh Post-Gazette. In 1965, we were awarded a franchise in Toledo to develop our cable system, which, with over 38 years of operating history, is one of the oldest continuously owned metropolitan cable systems in the United States. In 1972, we acquired the first of our current television broadcasting stations when we purchased WLIO in Lima.
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
Cable Television
      We provide cable television service to the greater Toledo metropolitan area (Buckeye CableSystem or the Toledo system) and the Sandusky, Ohio area (Erie County CableSystem). In addition to traditional cable television service, we also provide high-speed cable modem Internet access and digital cable service in both systems. Our cable television operations generated revenues and operating income of $121.2 million and $8.6 million, respectively, in the year ended December 31, 2004.

      In 2002, we completed the rebuild of Buckeye CableSystem, and in 2004 we completed the rebuild of Erie County CableSystem from a one-way coaxial cable plant to an 870 MHz hybrid fiber coaxial (HFC) two-way interactive system. The rebuild allows us to provide advanced cable services that we believe will help us maintain our dominant position in the markets we serve. These services currently include up to 304 analog and digital video and digital music channels, high-speed Internet, high-definition digital television service, video on demand service, digital video recording service, and in 2005, the systems will offer residential telephony service.
      On March 29, 2002, we completed an asset exchange with Comcast Corp. involving the exchange of our cable system in Monroe, Michigan, a lower growth area approximately 15 miles north of Toledo, for Comcast’s system in Bedford, Michigan, a Toledo suburb, plus a cash payment to us of $12.1 million. The exchange enabled us to expand our subscriber base in a contiguous high-growth suburban area we already partially served and increase the efficiency of our cable cluster by reducing the number of our headends.

Cable Television Business Strategy
      We are pursuing the following cable television strategies:
      Operate Highly Advanced and Efficient Cable Networks. We invested approximately $89 million to rebuild the Toledo system to 870 MHz. Our rebuilt system allows us to offer higher margin advanced services, such as high-speed two-way cable modem, digital, and high-definition television. The rebuild also increased channel capacity to our current 304 analog and digital video and digital music channels, which can be significantly expanded by recapturing some of our 89 analog channels and converting them to digital channels. While most cable system operators have chosen to upgrade their systems to 750 MHz, we invested in the increased bandwidth, which provides additional capacity for future services.
      All of our Toledo system subscribers are served by our advanced 870 MHz system from a single headend. In addition, our Toledo headend serves our Erie County system through a fiber interconnection. A rebuild of our Erie County system was completed in 2004. We invested approximately $14.9 million to rebuild the Erie County system to 870 MHz. The completion of the Erie County system rebuild will enable us to serve 100% of our subscribers from a single headend. While the Toledo system was initially designed to support 500 homes per fiber node, our system can easily be divided to an average of 125 homes per fiber node when demand warrants. Our Erie County system was initially designed to support 1,000 homes per fiber node and can easily be divided to an average of 250 homes per fiber node when demand warrants. This allows us to efficiently increase subscribers and provide additional advanced services without sacrificing system performance or reliability.
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
      Utilize Significant Marketing Power. Buckeye CableSystem benefits from our dominant position as a multi-media provider in the greater Toledo metropolitan area. We believe we are the only urban cable operator in the United States with cross-ownership of the primary newspaper in its market. The Blade provides fill-in advertising space to market our cable services and to promote our brand awareness at a very low incremental cost. We advertise our services on BCSN and 40 other cable channels — over 10,000 spots per month in 2004 — providing us an additional low-cost advertising source. We use these marketing resources to promote existing services, enhance the introduction and roll-out of new services, and build a strong competitive barrier.

      Roll-out Advanced Services. Our investment in our cable systems’ state-of-the-art cable network combined with our significant marketing power positions us to successfully roll out advanced services and further increase our revenue per subscriber. High-speed cable modem customers exceeded 37,000 at December 31, 2004, a growth of nearly 8,000 during the year. Digital cable customers exceeded 50,000 at December 31, 2004, a growth of nearly 13,000 customers during the twelve month period. In addition, Buckeye CableSystem launched high-definition digital television service in 2003 and launched video-on-demand, subscription video-on-demand service, and digital video recording service in 2004.
      Maintain Superior Customer Satisfaction. Our Service TV(R) brand embodies our total commitment to providing superior cable television service, which has resulted in high levels of customer satisfaction and retention. We strive to provide exceptional programming and signal quality, and we continuously monitor our fiber nodes and power supplies to maintain a highly reliable cable system through our Network Operations Center which is manned 24 hours a day. We also operate a call center with customer relations representatives available around the clock, maintain convenient customer service locations and offer next day, two-hour appointment windows for installation or in-home repairs. We believe our superior customer service, along with our state-of-the art cable systems, provide a significant defensive measure against direct broadcast satellite (DBS) operators.

Cable Television Services
      We offer our customers traditional cable television services and programming as well as new and advanced services currently consisting of high-speed Internet access, digital cable service, and high-definition digital television service, video on demand, subscription video on demand service and digital video recording service. We plan to continue to enhance these services by adding new programming and other advanced services as they are developed, as well as expansion of our video-on-demand and subscription video-on-demand products.

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
      Premium Service. Our premium services are satellite-delivered channels consisting principally of feature films, original programming, live sports events, concerts and other special entertainment features, usually presented without commercial interruption. HBO, Cinemax, Showtime, The Movie Channel and STARZ are typical examples. Such premium programming services are offered both on a per-service basis and as part of premium service packages designed to enhance customer value.
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

Advanced Analog Services
      Buckeye CableSystem offers advanced analog cable services to customers who do not subscribe to the higher priced digital cable service. This service utilizes a converter box that is substantially less expensive than a digital box. Buckeye’s advanced analog services include:

•	up to 89 analog video channels including 9 multiplexed premium channels and six pay-per-view channels;

•	a new product tier consisting of six basic-type video channels and 32 digital music channels; and

•	an interactive on-screen program guide to help customers navigate the program choices and receive information about the programming.

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
      Buckeye’s customers currently have available digital cable programming services that include:

•	68 analog video channels;

•	up to 66 bundled digital basic channels;

•	up to 48 multiplexed premium channels;

•	up to 62 pay-per-view movie and sports channels;

•	up to 47 digital music channels;

•	up to 15 high-definition digital television channels; and

•	Video on demand service which allows customers to purchase movies, programs, or special events, or view for no additional charge programs on demand with the ability to fast forward, pause, and rewind a program at will. Local programming content from our BCSN local sports channel and local broadcast channels’ newscasts are also available at no charge to digital customers;

•	Subscription video on demand service which allows for the purchase of monthly programming packages with the ability to view those programs on demand with the ability to fast forward, pause, and rewind a program at will;

•	Digital video recorders which allow customers to pause, rewind and “catch-up” to live television, as well as, provide for easy one-touch recording without the use of video cassette tapes, and

•	an interactive on-screen program guide to help customers navigate the new digital choices and receive information about the programming.
      Digital cable services are available to 100% of our subscribers.

High-Speed Internet Access
      Our broadband cable networks enable data to be transmitted up to 90 times faster than traditional telephone modem technologies. This high-speed capability allows cable modem customers to receive and transmit large files from the Internet in a fraction of the time required when using the traditional telephone modem. It also allows much quicker response times when surfing the Internet, providing a richer experience for the customer. In addition, the two-way cable modem service offered by our systems eliminates the need for a telephone line for Internet service, is always activated, and does not require a customer to dial into the Internet service provider and await authorization.

      We offer four tiers of service that provide different speeds and features to meet the needs of any customer desiring internet service. Our high-speed internet access service is available to 100% of our customers.

Advertising
      We receive revenue from the sale of local advertising on satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TNT. We also sell advertising on our local channels, WB TV5 and BCSN. Six of the channels we insert advertising on are zoned, which allows for more targeted advertising to reach three specific targeted geographic areas. We have an in-house production facility and a sales force covering our markets. Advertising sales accounted for 7.4% of our combined cable revenue for the year ended December 31, 2004.

Future Services
      Residential Telephone Service. We plan on offering residential telephone service during the first quarter of 2005 utilizing internet protocol (IP) technology from the customer’s premise to our headend. At the headend, the call will be connected to the public switched telephone network for transport to the called party. Various service packages will be offered which may include long distance and calling features such as caller ID, voice mail, and call forwarding.
      Interactive Services. Our rebuilt cable networks have the capacity to deliver various interactive television services not currently provided, such as the following:

•	Interactive viewing services enabled by middleware vendors such as Open TV and ICTV that provide viewers options such as various camera angles on sports broadcasts, access to ancillary programming, access to customer account information on the television, and the ability to play interactive games individually or against other subscribers.

•	Walled garden Internet access that provides restricted Internet access to sites created for television delivery that may feature local weather, news, or community events.

•	Tailored advertising that could allow cable networks to transmit advertisements tailored to several target audiences simultaneously during a single program transmission.

•	Enhanced programming information, interactive advertising and impulse sales enabled by application providers such as SeaChange and Gemstar that allow subscribers to click on-screen icons for ancillary program information and e-commerce transactions.

Pricing of Our Services
      Our cable revenues are derived primarily from the monthly fees our customers pay for cable services. Our rates vary by the market served and by the type of service selected and are usually adjusted annually. As of December 31, 2004, our monthly fees for expanded basic cable service were $39.99 for Toledo (Buckeye) and $39.15 for Erie County. Effective February 1, 2005, we increased our average monthly fees for expanded basic service to $41.99 for Toledo (Buckeye) and $41.40 for Erie County. A one-time installation fee is charged to new customers, but may be waived during certain promotions. We believe our rate practices are in accordance with the FCC guidelines and are consistent with industry practices.

      Our service offerings vary by market. The current monthly price ranges for our cable services on a stand-alone basis are as follows:

Service	Price Range

Limited basic cable service	$10.95-$12.15
Expanded basic cable service	$41.40-$41.99
Premium services	$10.50-$14.95
Pay-Per-View (per event)	$3.95-$49.95
Digital cable packages	$49.94-$91.99
High-definition programming tier	$10.95
High-speed cable modem:
Residential (cable subscriber)	$19.99-$69.99
Residential (cable nonsubscriber)	$29.99-$79.99
Commercial	$69.99
Commercial (cable nonsubscriber)	$79.99
      We also offer packages of cable services at discounts from the stand-alone rates for each individual service.

Cable Systems
      The following table sets forth selected financial, operating and technical information regarding our cable systems:

	Toledo (Buckeye)	Erie County
	CableSystem	CableSystem	Totals

Financial Data:
Revenue (in thousands) Year ended December 31, 2004	$108,791	$12,425	$121,216
Average monthly revenue per basic subscriber(1):
Year ended December 31, 2004	$69.80	$57.20	$68.26
Cable Operating Data (as of December 31, 2004):
Basic:
Homes passed(2)	224,151	29,662	253,813
Subscribers	128,213	17,738	145,951
Penetration(3)	57.2%	59.8%	57.5%
Premium:
Units(4)	57,456	4,221	61,677
Penetration(5)	44.8%	23.8%	42.3%
Digital:
Digital-ready basic subscribers(6)	128,213	17,738	145,951
Subscribers	45,871	4,854	50,725
Penetration(7)	35.8%	27.4%	34.7%
Cable Modem:
Homes passed(2)	224,151	29,662	253,813
Subscribers	35,013	2,689	37,702
Penetration(3)	15.6%	9.1%	14.9%
Cable Network Data:
Miles of plant — coax	2,217	369	2,586
Miles of plant — fiber(8)	1,397	212	1,609
Density(9)	101	80	98
Plant bandwidth(10) 870 MHz	100.0%	100.0%	100.0%

(1)	Represents average monthly revenues for the period divided by the average number of basic subscribers throughout the period.

(2)	Represents the number of living units, such as single residence homes, apartments and condominiums, passed by the cable television distribution network in a given cable system service area to which we offer the named service.

(3)	Represents subscribers to the named service as a percentage of homes passed.

(4)	Represents the number of subscriptions to premium services. A subscriber may purchase more than one premium service, each of which is counted as a separate premium service unit.

(5)	Represents premium service units as a percentage of basic subscribers. This ratio may be greater than 100% if the average basic subscriber subscribes to more than one premium service unit.

(6)	Represents basic subscribers to whom digital service is available.

(7)	Represents digital subscribers as a percentage of digital-ready basic subscribers.

(8)	Fiber plant serves cable hubs and nodes as well as telecom customers served by Buckeye TeleSystem.

(9)	Density represents homes passed divided by miles of coaxial plant.

(10)	Plant bandwidth represents the percentage of customers within the system served by the indicated plant bandwidth.

Markets Served
      Greater Toledo Metropolitan Area. As of December 31, 2004, Toledo’s system passed approximately 224,200 homes and served approximately 128,200 basic subscribers. The 26 franchises served by Buckeye have a combined population of approximately 554,000. With a population of 655,530, the three-county Toledo Metropolitan Statistical Area is the 69th largest MSA in the country. Toledo’s major non-governmental employers include ProMedica Health Systems, Mercy Health Partners, Daimler-Chrysler, Bowling Green State University, The University of Toledo, General Motors, and the Medical College of Ohio. Other significant Toledo-based companies include Dana Corporation, Owens-Illinois and Pilkington Glass.
      Sandusky, Ohio. As of December 31, 2004, our Erie County system passed approximately 29,700 homes and served approximately 17,700 basic subscribers. The 11 franchises served by our Erie County system have a combined population of approximately 79,500. Sandusky’s major non-governmental employers include Cedar Fair/ Cedar Point, Delphi Automotive System, Visteon Automotive Systems, Lear Automotive, Tenneco and Firelands Community Hospital.

System Design
      The architecture of Toledo’s 870 MHz HFC system consists of approximately 2,217 miles of coaxial cable and 1,397 miles of fiber optic cable, passing approximately 224,200 households and serving approximately 128,200 customers. The system includes a single headend. The new headend was completed at the beginning of 1997 to coincide with the beginning of the system rebuild. Thirteen hubs located throughout the greater Toledo metropolitan area are connected by redundant fiber-optic cable rings back to the master headend, thereby reducing the frequency and size of service outages. From each of these thirteen hubs, fiber-optic cable extends to nodes, each serving on average 500 homes. Coaxial cable connects the node to each customer’s home or building.
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
      The rebuilt system currently offers 89 analog video channels on our advanced analog service and approximately 304 analog and digital video and digital music channels on our digital cable service, including 15 high definition digital channels. Additional channels are allocated to support video on demand sessions. The system offers the ability to significantly increase channel capacity by recapturing some of the analog channels and converting them to digital channels.
      We monitor all of the fiber nodes and power supplies in Toledo’s cable network 24 hours per day, seven days per week, providing reliable service and high customer satisfaction. The cost of this monitoring is shared by our cable and commercial telecom operations. In addition, we have a supporting power system that was built to provide battery backup for four to six hours in the event of a local power outage. For more extended power outages, generators can be used to provide power indefinitely. This is critical as “always on” services such as cable modems and other two-way telecommunications services become more prevalent.
      Our Erie County system is an 870 MHz two-way interactive system. The system uses fiber-optic cable to extend to nodes, each designed to serve 1,000 homes per node. Coaxial cable connects the node to each customer’s home or building. The Erie County system receives programming and services through the Toledo headend, via a fiber interconnect, thereby reducing operating costs.

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

Programming
      We believe that providing a large selection of conveniently scheduled programming is an important factor influencing a customer’s decision to subscribe to and retain our cable services. To appeal to both existing and potential customers, we devote considerable resources to obtaining access to a wide range of programming. We determine channel offerings in each of our markets by reviewing market research and examining customer demographics and local programming preferences. We contract with suppliers to obtain programming for our systems, payment for which is typically based on a fixed fee per customer per month. These contracts are typically for a fixed period of time and are subject to negotiated renewal. We purchase the majority of our cable programming through the National Cable Television Cooperative (“NCTC”). This organization aggregates more than 14 million cable subscribers for the purpose of obtaining programming at volume-based discounts. We also purchase programming directly from suppliers who do not have agreements with the NCTC or if they can provide better terms than through the NCTC.
      Along with the rest of the cable industry, we have felt the impact of increasing programming costs. Programming is our cable systems’ largest cash operating expense. Our basic cable programming costs increased by 11.4% and 6.4% in 2004 and 2003, respectively. This is primarily due to increasing costs for sports programming, including the programming costs associated with BCSN, and our need for new channels to match satellite competition. Because of our size, we are unable to negotiate the more favorable rates that are granted to large national multiple system operators.
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
      Buckeye also operates a Community Channel on which locally produced programming is shown free of charge if it is deemed of sufficient interest. In addition to programming provided by outsiders, Buckeye provides live coverage of Toledo City Council meetings. We have also offered to cablecast a select number of council and trustees meetings from other franchise areas.
      In January 2004, the Toledo system launched BCSN, a 24-hour per day, locally produced channel for local sports. BCSN covers men’s and women’s high school, college, professional and amateur sports, mainly from the Northwest Ohio area, on a live and tape delayed basis. Buckeye believes local programming such as BCSN offers a competitive advantage over direct broadcast satellite competitors.

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
      We hold a total of 37 franchises. These franchises require the payment of fees to the issuing authorities ranging from 3% to 5% of gross revenues (as defined by each franchise agreement) from the related cable system. The Cable Communications Policy Act of 1984 (“1984 Cable Act”) prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues and permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.
      Buckeye has 26 franchises, most of which have 20 year terms, and 99% of Buckeye’s subscribers are covered under agreements that expire after 2016. Erie County has a total of 11 franchises and 98% of Erie County’s subscribers are covered under agreements with expiration dates in 2011 or thereafter.
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

      Direct Broadcast Satellites. The fastest growing method of satellite distribution is by high-powered direct broadcast satellites utilizing video compression technology, which provides programming comparable to our digital cable service. Direct broadcast satellite service can be received virtually anywhere in the United States through small rooftop or side-mounted dish antennae that are generally not subject to local restrictions on location and use. Direct broadcast satellite service is presently being heavily marketed on a nationwide basis by DirecTV and EchoStar. Both of these providers offer service, including local broadcast channels, in the Toledo and Erie County markets, and have entered into national agreements with incumbent local exchange carriers, SBC and Verizon, to begin reselling their services. Direct broadcast satellite systems offer multichannel video programming packages which are similar to our packages of video services.
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
      Other New Technologies. Other new technologies, including video programming via broadband internet connections, may compete with cable television systems. Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environments, are constantly occurring. We are not, therefore, able to predict the effect that current or future developments might have on the cable industry or on our operations. See “Forward-Looking Statements.”

Competition — Internet Services
      We first began to offer broadband Internet access in mid-1999. As of December 31, 2004, we had approximately 37,700 broadband Internet subscribers, primarily in the Toledo area. Competition for broadband Internet services in our markets includes digital subscriber line services provided by or through local telephone exchange carriers and wireless broadband Internet services provided by wireless communications companies. Digital subscriber line technology, known as DSL, allows Internet access to subscribers over conventional telephone lines at data transmission speeds comparable to those of cable modems, putting it in direct competition with cable modem service.
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
      A case is pending in the United States Supreme Court, and two rulemaking proceedings are pending at the FCC, the results of which will determine the regulatory treatment of Internet access offered by cable companies over cable plant, including the power of local governments to regulate the service and to require the payment of franchise fees on the service, and whether cable companies must allow internet-service competitors access to cable plant. We are unable to predict the outcome of this proceeding or its effects upon our business.
Newspaper Publishing
      Our two daily metropolitan newspapers, the Pittsburgh Post-Gazette and The Blade, are the dominant newspapers in their respective markets. Our newspapers have a combined daily and Sunday average paid circulation of approximately 383,200 and 590,200, respectively. We believe the leading positions of our newspapers result from our long standing presence, our commitment to high standards of journalistic excellence and integrity, and our emphasis on local news, local impacts of national and international news, and service to our communities. Our newspapers have received many national and regional awards for editorial excellence. Our newspaper publishing operations generated revenues and an operating loss of $257.5 million and $419,000, respectively, in the year ended December 31, 2004. We are pursuing the following newspaper publishing strategies:

Produce the Highest Quality Newspaper in Our Markets. We believe our reputation for producing high-quality publications is the foundation for our publishing success. We are frequently recognized by our industry for the quality of our journalism. Both newspapers have won numerous awards, including Pulitzer Prizes for Photography awarded to the Post-Gazette in 1992 and 1998 and for Investigative Reporting awarded to The Blade in 2004. We maintain a highly regarded staff of columnists and editors committed to excellence, and we are continuously seeking to improve our publications.

Implement Cost Rationalization Initiatives. To improve cash flow at our newspapers, we have embarked upon a comprehensive review of our cost structure, including labor expenses and other significant operating costs. We are currently reviewing staffing requirements for opportunities to realize labor efficiencies. With respect to other operating costs, our newspapers coordinate purchasing requirements and have achieved favorable terms on newsprint purchases. In addition, we have reduced the page width at The Blade from 54 to 50 inches during the third quarter of 2002, and we reduced the page width at Post-Gazette from 54 inches to 50 inches during the fourth quarter of 2004. We believe the completion of these projects reduced our annual newsprint consumption by approximately 7%. If the Post-Gazette initiative had been completed by January 1, 2004, we would have realized savings of approximately $1.6 million in newsprint costs for the year ended December 31, 2004. Since the presses were converted gradually throughout 2004, actual savings approximated $735,000.

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

The Pittsburgh Post-Gazette
      Founded in 1786, the Pittsburgh Post-Gazette is the leading newspaper in Pittsburgh and Western Pennsylvania and has a long history of service and journalistic excellence. The Post-Gazette has more than twice the circulation of any other newspaper in the Pittsburgh Metropolitan Statistical Area (MSA). The Post-Gazette has a daily average paid circulation of approximately 243,800 and a Sunday average paid circulation of approximately 406,300, resulting in penetration of approximately 40% daily and 59% Sunday in the Pittsburgh city zone (Pittsburgh and nearby suburbs). Our dominant market position allows us to capture advertising revenue significantly greater than that of any other newspaper in this market.
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

      The following table sets forth certain circulation, advertising lineage and operating revenue information for the Post-Gazette for the past three years:

	2002	2003	2004

Circulation(1):
Daily (excluding Saturday)	244,969	245,624	243,806
Sunday	410,879	408,102	406,262
Advertising lineage (in thousands of inches):
Retail	564	512	462
National	139	156	173
Classified	646	620	680

Total	1,349	1,288	1,315
Part run	217	175	213

Total inches	1,566	1,463	1,528

Operating revenues (in thousands):
Third-party advertising	$142,890	$137,354	$142,753
Circulation	32,157	31,003	30,450
Other	1,668	1,574	1,849

Total revenues	$176,715	$169,931	$175,052

(1)	From the ABC Audit Reports as of March 31 of each year.
      The Post-Gazette concentrates on local and regional news of Pittsburgh and Western Pennsylvania and has 236 full-time and 41 part-time editors, reporters and photographers on its staff. It draws upon the news reporting facilities of the major wire services and, with The Blade, maintains a three-person bureau in Washington, D.C. The Post-Gazette also maintains a news bureau in Harrisburg, Pennsylvania, the state capital, and five local news bureaus in the Pittsburgh metropolitan area.
      The Post-Gazette publishes and prints all of its newspapers at its facilities in downtown Pittsburgh, and then utilizes 16 depots located throughout the greater Pittsburgh area for distribution. Sophisticated computer systems are used for writing, editing, composing and producing the printing plates used in each edition. The Post-Gazette has six letterpress presses with new color flexo units on each press. The flexo units provide state-of-the-art color to the fronts and backs of most sections. Daily inserts are assembled at our downtown facility. Sunday inserts are assembled at a separate plant, five miles from our downtown plant, and transported directly to our distribution centers. We are in the process of a reconfiguration and renovation of our press lines and mailroom that will be completed in early 2005.
      The Post-Gazette is distributed primarily through independent home delivery carriers and single-copy dealers. Home delivery accounted for approximately 76% of circulation for the daily editions and approximately 59% of circulation for the Sunday edition during 2004. The newsstand price is $0.50 for the daily paper and $1.50 for the Sunday edition. Annual rates for direct payment subscriptions are $143.00 (effective October 1, 2003) for daily and Sunday, $96.20 for Friday, Saturday and Sunday, $78.00 for Sunday only and $78.00 for Monday through Friday.

The Blade
      Founded in 1835, The Blade is the leading newspaper in Northwest Ohio by average paid circulation and has a significant influence on the civic, political, economic and cultural life of its subscribers and the communities it serves. The Blade is the oldest continuing business in Toledo and has no significant newspaper competition. The Blade has a daily average paid circulation of approximately 139,300 and a Sunday average paid circulation of approximately 183,900, resulting in penetration in the Toledo city zone (Toledo and nearby suburbs) of approximately 50% daily and 63% Sunday, the highest Sunday city zone penetration rate of any newspaper in Ohio. This combination of high circulation and penetration is central to our success in attracting advertising and maintaining our dominant share of market revenue.
      The Blade is a morning daily and Sunday newspaper covering 14 counties in northwest Ohio and southeast Michigan, including the greater Toledo metropolitan area. With a population of 655,530, the three-county Toledo MSA is currently the 69th largest MSA in the United States. The combined population of the 14-county area served by The Blade is approximately 1,280,000. Toledo’s major non-governmental employers include ProMedica Health Systems, Mercy Health Partners, Daimler-Chrysler, Bowling Green State University, The University of Toledo, General Motors, and the Medical College of Ohio. Other significant Toledo-based companies include Dana Corporation, Owens-Illinois, HCR ManorCare and Pilkington Glass.
      The following table sets forth certain circulation, advertising lineage and operating revenue information for The Blade for the past three years:

	2002	2003	2004

Circulation(1):
Daily (including Saturday)	140,101	138,976	139,346
Sunday	190,526	185,781	183,938
Advertising lineage (in thousands of inches):
Retail	450	396	417
National	64	73	81
Classified	402	423	451

Total inches	916	892	949

Operating revenues (in thousands):
Advertising	$66,348	$67,034	$69,161
Intercompany advertising	(3,752)	(3,738)	(4,272)
Circulation	17,789	17,918	17,343
Other	156	189	251

Total revenues	$80,541	$81,403	$82,483

(1)	From the ABC Audit Reports as of September 30, 2002 and September 30, 2003. The circulation numbers as of September 30, 2004 reflect the numbers calculated in accordance with ABC rules and regulations; however, due to the availability and timing of the ABC audits throughout 2004, these numbers have not been verified in a formal audit report received from ABC.
      The Blade concentrates on local and regional news of northwest Ohio, and extensive coverage of state government. It has 149 full-time and 15 part-time editors, reporters and photographers on its staff. It draws upon the news reporting facilities of the major wire services and, with the Post-Gazette, maintains a three-person bureau in Washington, D.C. The Blade also maintains a news bureau in Columbus, Ohio, the state capital, and three local news offices in the Toledo metropolitan area.

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
      The Blade is distributed primarily through independent home delivery carriers and single-copy dealers. Home delivery accounted for approximately 80% of circulation for the daily editions and approximately 74% of circulation for the Sunday edition during 2004. The newsstand price is $0.50 for the daily paper and $1.50 for the Sunday edition. Annual subscription rates are $143.00 for daily and Sunday, $83.20 for Sunday only and $74.88 for daily only.

Advertising
      Substantially all of our advertising revenues are derived from local, national, and classified advertisers. Advertising rates and rate structures vary between our newspapers and are based, among other things, on advertising effectiveness, local market conditions, circulation, readership and type of advertising (whether classified, national or retail). Our advertising revenues are not reliant upon any one company or industry, but rather are supported by a variety of companies and industries, including department stores, realtors, car dealerships, grocery stores and other local businesses. Our largest single advertiser accounted for 3.5% of our publishing segment’s total net advertising revenues in 2004.
      The contributions of retail, classified and national advertising to third-party advertising revenues for the past three years were as follows:

	Year ended December 31,

	2002	2003	2004

Advertising revenues (in thousands):
Retail	$108,425	$105,616	$107,698
Classified	73,259	68,763	72,202
National	27,554	30,009	32,014

Total	209,238	204,388	211,914
Intercompany advertising	(3,752)	(3,738)	(4,272)

Total net advertising	$205,486	$200,650	$207,642

Online Editions
      The Post-Gazette’s Internet Web site, post-gazette.com, reaches over 2.1 million unique users per month with over 26 million page views. The Blade’s Internet Web site, toledoblade.com, reaches over 430,000 unique users per month with over 3.8 million page views. Each site contains breaking news, summaries of articles from the print editions, information produced specifically for the Web site and portions of the classified advertising from the print editions. The Web sites contribute to our revenues by expanding our classified marketplace and providing new partnership and advertising opportunities for retailers.

Competition
      We face competition for advertising revenue from television, cable, radio, the Internet and direct-mail programs, as well as competition for both advertising and circulation from suburban neighborhood, local and national newspapers and other publications. In addition, we face competition from outlying county daily newspapers. One of the outlying county newspapers in the Pittsburgh area, the Greensburg Tribune Review of Westmoreland County, competes with us with an Allegheny County edition called the Pittsburgh Tribune Review. Competition for advertising is based on circulation levels, readership demographics, advertising rates and advertiser results. Competition for circulation is generally based upon content, journalistic quality and price.

Raw Materials
      Newsprint and ink are our newspaper publishing segment’s largest expense after labor costs and accounted for $32.7 million, or 12.7%, of the segment’s operating expenses in 2004. During 2004, we used approximately 59,400 metric tons of newsprint in our production processes at an estimated total cost for newsprint of approximately $30.6 million, based on a weighted-average price per ton of $514.96. In the last three years, our weighted average cost per ton of newsprint has varied from a low of $443 per metric ton in 2002 to a high of $515 per metric ton in 2004.
      All of our newsprint is supplied under a long-term sole-supplier contract expiring at the end of 2006. Pricing under the contract varies with market prices. The sole supplier contract provides for discounted pricing.
      In addition to maximizing layout efficiency and minimizing waste, The Blade and the Post-Gazette completed a page width reduction project during the third quarter of 2002 and the fourth quarter of 2004, respectively. We estimate the completion of both projects will reduce our estimated annual newsprint consumption by approximately 7%. If the Post-Gazette initiative had been completed by January 1, 2004, we would have realized savings of approximately $1.6 million in newsprint costs for the year ended December 31, 2004. Since the presses were converted gradually throughout 2004, actual savings approximated $735,000.

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
Television Broadcasting
      We acquired the first of our current television broadcasting stations in 1972, when we purchased WLIO in Lima, and currently own and operate four television stations. We are also a two-thirds owner of a fifth station, which is managed by LIN Television under a management services agreement. Our television stations are diverse in network affiliation with two Fox stations, one NBC station, one ABC station and one UPN station. We have a duopoly in Louisville, Kentucky (the 50th largest DMA) through our ownership of the Fox and UPN stations. In the year ended December 31, 2004, our television broadcasting operations generated revenues and operating income of $39.4 million and $3.1 million, respectively.
      We own the following broadcast properties:

	Analog				Commercial
	Channel		DMA		Stations in
Station	Number	Market	Rank(1)	Affiliation	DMA(2)

WDRB	41	Louisville, KY	50	Fox	7
WFTE	58	Louisville, KY(3)	50	UPN	7
WAND(4)	17	Champaign-Springfield and Decatur, IL	82	ABC	6
KTRV	12	Boise, ID(5)	122	Fox	6
WLIO	35	Lima, OH	194	NBC	4

(1)	Ranking of DMA served by a station among all DMAs is measured by the number of television households within the DMA based on November 2004 Nielsen estimates, and, in the case of our Louisville stations, on publicly-available Nielsen estimates.

(2)	The term “commercial station” means a television broadcasting station and does not include non-commercial television stations, cable program services or networks, or stations that do not meet the minimum Nielsen reporting standards.

(3)	Licensed to Salem, Indiana.

(4)	We have a two-thirds ownership interest and FCC control of WAND; however the station is managed by LIN Television under the terms of a management services agreement.

(5)	Licensed to Nampa, Idaho.
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

Markets Served
      The following is a description of each of our stations and their markets. In the description, information concerning estimates of population, audience share and television households has been derived from November 2004 information and estimates provided by Nielsen, and, in the case of our Louisville stations, from information in the public domain, including information and estimates based on Nielsen ratings from 2002-2003. All other information is based on station estimates derived from local sources. In the description, the term “commercial station” means a television broadcasting station and does not include non-commercial television stations, cable program services or networks, or stations that do not meet the minimum Nielsen reporting standards and the term “audience share” means the audience share from 5:00 a.m. to 5:00 a.m. as reported in the Nielsen Media Research.
      Louisville, Kentucky is the 50th-largest DMA in the United States, with a population of approximately 1.5 million and approximately 638,000 television households. The average household income in the Louisville DMA is approximately $46,300. Total market revenues in the Louisville DMA in 2004 were approximately $102 million. Cable penetration in the market is estimated to be 63%. In March 2001, we acquired from Kentuckiana Broadcasting, the assets of WFTE, which we had previously operated under a local marketing agreement. Based on historic performance and our current knowledge of the Louisville market, we believe WDRB is fourth in the Louisville DMA in audience share and WFTE is fifth. There are five other commercial television stations, owned by Liberty Corporation, Cascade Broadcasting, Word Broadcasting, Belo Corp. and Hearst-Argyle TV, and three public television stations licensed within the Louisville DMA.
      Champaign-Springfield and Decatur, Illinois is the 82nd-largest DMA in the United States, with a population of approximately 954,300 and approximately 378,600 television households. The average household income in this DMA is approximately $43,000. Total market revenues for television in this DMA in 2004 were approximately $40.3 million. Cable penetration in the market is estimated to be 71%. In March 2000, we acquired a two-thirds interest in WAND from LIN Television. LIN continues to own a one-third interest in WAND and provides management services. For the November 2004 ratings period, WAND ranked third in its market with an audience share of 10%. There are five other commercial television stations, owned by Nexstar Broadcasting Group, Sinclair Broadcast Group, Acme Television and Bahakel Communications, and four public television stations licensed within the Champaign-Springfield and Decatur DMA.
      Boise, Idaho is the 122nd-largest DMA in the United States, with a population of approximately 600,000 and approximately 224,000 television households. The average household income in the Boise DMA is approximately $44,500. Total market revenues in the Boise DMA in 2004 were approximately $32 million. Cable penetration in the market is estimated to be 40%. For the November 2004 ratings period, KTRV ranked fourth in its market with an audience share of 6%. There are five other commercial television stations, owned by Fisher Broadcasting, Journal Broadcasting Group, Banks Broadcasting, Belo Corp., and Boise Telecasters, L. P., and one public television station licensed within the Boise DMA.

      Lima, Ohio is the 194th-largest DMA in the United States, with a population of approximately 143,000 and approximately 60,000 television households. The average household income in the Lima DMA is approximately $41,737. Total market revenues in the Lima DMA in 2004 were approximately $9.8 million. Cable penetration in the market is estimated to be 73%. For the November 2004 ratings period, WLIO ranked first in its market with an audience share of 29%. There are four other commercial television stations, a Fox, CBS, and a UPN low-power affiliate owned by TV 67, Inc., and a full-power Christian television station, WTLW-TV 44, licensed to American Christian Television Services.

Industry
      Television station revenues are primarily derived from local, regional and national advertising and, to a lesser extent, from commercial production activities. Advertising rates are based upon a variety of factors, including a program’s popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the population and demographic makeup of the market served by the station, the availability of alternative advertising media in the market area and the effectiveness of the station’s sales force. Rates are also determined by a station’s overall ratings and share in its market, as well as the station’s ratings and share among particular demographic groups which an advertiser may be targeting. Advertising revenues are positively affected by the size and strength of local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the revenues of television stations.

Advertising Sales
      All network-affiliated stations are required to carry spot advertising sold by their networks, which reduces the amount of advertising spots available for sale by our stations. Our stations can sell all of the remaining advertising to be inserted in network programming and all of the advertising in non-network programming excluding barter, retaining the revenues received from these sales. In 2004, approximately 95% of our broadcasting revenues came from the sale of time to national, local and regional, and political advertisers. Approximately 62% of our broadcast revenues came from local and regional advertising, 27% came from national advertising, 6% came from political advertising and our remaining revenues came from network compensation payments under our network affiliate agreements and miscellaneous sources. A national syndicated program distributor will often retain a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to the stations for such programming. These arrangements are called barter programming.
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

Network Affiliations
      Whether or not a station is affiliated with one of the four major networks (NBC, ABC, CBS or Fox) has a significant impact on the composition of the station’s revenues, expenses and operations. Except for Fox, a major network affiliate receives a significant portion of its programming each day from the network. Our stations are affiliated with their networks pursuant to an affiliation agreement, with the exception of our Fox stations that are governed by affiliation agreements that remain unsigned. WDRB and KTRV are affiliated with Fox; WAND is affiliated with ABC; WLIO is affiliated with NBC; and WFTE is affiliated with UPN. Upon the expiration of WAND’s affiliation agreement with ABC in September 2005, we believe WAND will become a NBC affiliate.
      Our affiliation agreements provide the affiliated station with the right to broadcast programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during these broadcasts. In addition, for each hour that the station elects to broadcast network programming, the network pays the station a fee (with the exception of Fox and UPN), specified in the affiliation agreement, which varies with the time of day. Typically, “prime-time” programming generates the highest compensation payments. Currently, however, our Fox affiliates are paying compensation to the network for the right to broadcast Fox programming. We expect the trend towards reverse compensation to impact our other affiliates in the future.
      Our ABC affiliation agreement for WAND expires on September 4, 2005. The NBC affiliation agreement for WLIO expires on December 31, 2010. Our UPN affiliation agreement for WFTE expires on January 12, 2008.

Digital Television
      The digital television, or DTV, transmission system delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several programs concurrently) and possibly data transmissions. Digital television will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or have a digital converter that can receive DTV signals and convert them into analog signals for display on existing receivers, or subscribe to cable which should continue to provide analog signals for many years. Many of the Federal Communications Commissions (FCC) deadlines relating to DTV may be determined by the public acceptance and the penetration of consumer sets to receive digital television, and are subject to FCC periodic review.
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
      By May 1, 2002, all commercial television station licensees were required to complete construction and commence operating DTV facilities except to the extent that the FCC extended the deadline and allowed temporary low power operations in certain cases. WAND and KTRV are operational at a full power level and have met all FCC requirements.
      In compliance with the FCC’s order, the three stations, WDRB, WFTE and WLIO, have constructed low power facilities and these stations are on the air operating under a Station Temporary Authorization, which permits low power operation. The low power construction complies with FCC rules and policies regarding digital television transmission build out and implementation.
      The FCC will periodically review the progress of the DTV rollout and establish a deadline mandating when low power systems must be upgraded to full power signals that provide digital coverage to a broadcaster’s entire analog coverage area. The FCC’s current mandates require WDRB to be upgraded to a full power signal by June 30, 2005, and WLIO and WFTE to be upgraded to full power signals by June 30, 2006.

      Once a station has begun broadcasting its DTV signal, it may continue to broadcast both its analog and DTV signals until December 31, 2009, after which, subject to certain conditions described below, the FCC expects to reclaim one of the channels and broadcasters will operate a single DTV channel allocation. This date may be advanced by congressional legislation. Starting April 1, 2003, commercial station operators must simulcast at least 50 percent of the video programming broadcast on their analog channel on their DTV channel. The required simulcast percentage increases annually until April 1, 2005, when an operator must simulcast 100 percent of its programming on its analog and DTV channels. The final retirement date on analog television will be another periodic review decision made by the FCC. At this mandated date the broadcaster must vacate one channel and return it to the FCC for further assignment or auction.
      Another aspect of digital implementation is that the networks are now providing program content in not only digital but in Digital High Definition format. Currently, WDRB, WAND and KTRV are providing High-Definition pass through. In order for our other stations to pass the High Definition programming to our viewers, we will have to upgrade our microwave and parts of our digital transmitters and add additional equipment to our studios to permit passage of this higher quality video programming. This is driven by the network contracts and public and business pressures.
      We estimate that approximately $4.4 million of capital expenditures after December 31, 2004 will be necessary to meet the DTV requirements discussed above for all of our stations.

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
      All television stations together compete for viewership, generally against other activities in which one could choose to engage rather than watch television. Individual stations compete for audience share with other stations on the basis of program popularity, which has a direct effect on advertising rates. A portion of our broadcast programming is supplied by the network affiliated with our station and during that time period, our ability to attract viewers is dependent on the performance of the network programming. During non-network time periods, we broadcast a combination of self-produced news, public affairs and other entertainment programming including syndicated programs. The development of new methods of video transmission, and in particular the growth of cable television and DBS, has significantly altered competition for audience share in the television industry by increasing the number of channels available to viewers. Home entertainment systems such as VCRs, DVRs, DVDs, and television game devices also compete for audience share. Future sources of competition include the transmission of video programming over broadband Internet and specialized “niche” programming targeted at very narrowly defined audiences.

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
      For more than a decade, our Louisville stations had the local broadcast rights for the University of Louisville football and men’s basketball games. Our rights expire after the 2004-2005 basketball season. These rights will not be renewed. In 2004, our Louisville stations reported net revenues and operating income related to the broadcast of University of Louisville events totaling $1.8 million and $624,000, respectively.
Other Operations
      Buckeye TeleSystem, Inc. is a competitive local exchange carrier which provides facilities-based business telephony primarily in the Toledo market serviced by Buckeye CableSystem. Our business telecom system offers services ranging from business voice lines to high bandwidth data lines to mid- to large-size businesses. Buckeye TeleSystem generated revenues and operating income of $17.7 million and $2.5 million, respectively, for the year ended December 31, 2004.
      Corporate Protection Services (CPS), based in Toledo, designs and installs residential security and fire alarm systems primarily in Toledo but also in other locations throughout the country. From its Toledo monitoring facility, CPS provides 24-hour monitoring services for security systems in Toledo and elsewhere. For the year ended December 31, 2004, CPS generated revenues and an operating loss from continuing operations of $2.4 million and $679,000, respectively. For the year ended December 31, 2003, the loss from discontinued operations of $956,000, before tax, includes revenues of $3.1 million, operating expenses of $3.7 million, and loss on disposal of assets of $333,000.
      Community Communication Services, Inc. (CCS) provided printing and door-to-door delivery of advertising circulars in the greater Toledo metropolitan area. For the year ended December 31, 2003, the loss from discontinued operations of $461,000 includes revenues of $151,000, operating expenses of $377,000, and a loss on disposal of assets of $236,000. CCS had no operating activity during 2004.
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
      Carriage of Television Broadcasting Signals. The 1992 Cable Act contains signal carriage requirements which allow full-power commercial television broadcasting stations that are “local” to a cable television system (i.e., the system is located in the station’s designated market area) to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for “retransmission consent” to carry the station. The next election between must-carry and retransmission consent will occur October 1, 2005. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to the mandatory carriage requirements or retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, on cable systems with the principal head-end located within the larger of: (i) a 50-mile radius from the station’s city of license or (ii) the station’s Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all “distant” commercial broadcast stations, except for certain “superstations” (i.e., commercial satellite-delivered independent stations such as WGN). To date, compliance with the “retransmission consent” and “must carry” provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. In February 2005, the FCC reaffirmed its January 2001 decision that its must-carry rules do not apply to digital signals while analog signals that are subject to must-carry are still being broadcast, and broadcasters do not have mandatory must-carry rights for their digital signals.

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

      Consumer Equipment. The FCC adopted regulations to implement provisions of the 1992 Cable Act regarding compatibility between cable systems and consumer electronics equipment. The 1996 Act directed the FCC to establish only minimal standards regarding compatibility between television sets, video cassette recorders and cable systems. Pursuant to this statutory mandate, the FCC adopted rules to assure the competitive availability of customer premises equipment, such as set-top converters or other navigation devices, which are used to access services offered by cable systems and other multichannel video programming distributors. The FCC’s rules allow consumers to attach compatible equipment to the Company’s cable facilities, so long as the equipment does not harm the Company’s network, does not interfere with the services purchased by other subscribers and is not used to receive unauthorized services. Effective July 1, 2000, cable operators were required to separate security from non-security functions in subscriber premises equipment by making available modular security components that would function in set-top units purchased or leased from retail outlets. The requirement to separate security and non-security functions is inapplicable to equipment that uses only an analog conditional access mechanism and that is incapable of providing access to any digital transmission or other digital service. Effective July 1, 2006, the Company will be prohibited from selling or leasing new navigation devices or converter boxes that integrate both security and non-security functions. The Company, however, will not be required to discontinue the leasing of older converters that include integrated security functions if those converters were provided to subscribers before July 1, 2006.
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

Ownership Matters
      The federal rules and regulations that govern broadcast ownership are currently the subject of intensive litigation. In June 2004, the Court of Appeals for the Third Circuit reversed and remanded to the FCC for further consideration a number of new regulations that the FCC had promulgated, finding that the FCC’s consideration of the issues had not been adequate. A number of parties have asked the United States Supreme Court to review the appellate-court’s decision. We cannot predict the outcome of litigation, or of the regulatory proceedings that are sure to follow.
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
      Local Ownership (Duopoly Rule). Prior to August 1999, no party could have attributable interests in two television stations if those stations had overlapping service areas (which generally meant one station per market), although the FCC did not attribute local marketing agreements involving a second station with an overlapping service area. In August 1999, the FCC adopted new rules which allowed the ownership of two stations in a single market (defined using Nielsen Media Research’s DMAs) if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations and one of the commonly owned stations is not ranked among the top four stations in the DMA. The FCC will consider waivers of the rule to permit the ownership of a second market station in cases where the second station is failed, failing or unbuilt. The United States Court of Appeals rejected the FCC’s rules and remanded the matter to the FCC for further rulemaking. Several parties are seeking Supreme Court review of this decision. The old rules remain in effect.
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

      Radio Television Cross-Ownership Rule. The “one-to-a-market” rule limits the common ownership or control of radio and television stations in the same market. In August 1999, the FCC amended its rules to increase the number of stations that may be commonly owned, subject to standards based on the number of independently owned media voices that would remain in the market after the combination. In markets with at least twenty independently owned media outlets, ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media outlets is fewer than twenty but greater than or equal to ten, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than ten independent media voices, ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media voices, the FCC includes all radio and television stations, independently owned cable systems (counted as one voice if cable is generally available in the market), and independently owned daily newspapers which have circulation that exceeds five percent of the households in the market. On June 2, 2003, the FCC slightly modified its rule. The Third Circuit remanded the matter to the FCC, and affected parties are seeking Supreme Court review. In the meantime, the old rules are in effect.
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
      Local Television/ Newspaper Cross-Ownership Rule. In September 2001, the FCC launched a formal proceeding examining whether to retain, modify or eliminate the television/newspaper and radio/newspaper cross-interest rules prohibiting any party from having an attributable interest in a television station and a daily newspaper if the television station’s Grade A signal contour encompasses the entire community in which the newspaper is published. (A similar rule applies to radio/newspaper combinations.) In June 2003, the FCC substantially modified its rule to permit common ownership in most markets. The Third Circuit rejected the FCC’s rules and remanded the matter to the FCC. That decision has been appealed to the United States Supreme Court.
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

      If a broadcaster chooses to exercise its retransmission consent rights, a cable television system which is subject to that election may not carry the station’s signal without the broadcaster’s written consent. This generally requires the cable system and television station operator to negotiate the terms under which the television station will consent to the cable system’s carriage of the station. There is, however, a risk associated with a station electing to exercise its retransmission consent rights in that a cable operator may lawfully refuse to carry the broadcaster’s station on its cable system if the parties cannot agree to the terms of such carriage. Our stations generally have elected to exercise their retransmission consent rights and have entered into retransmission consent agreements with local cable operators.
      In February 2005, the FCC reaffirmed its January 2001 decision that its must-carry rules do not apply to digital signals while analog signals that are subject to must-carry are still being broadcast, and broadcasters do not have mandatory must-carry rights for their digital signals.
      Direct-to-Home Satellite Services and Must-Carry. In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999, or SHVIA. This statute authorizes providers of direct broadcast satellite services such as Direct TV and EchoStar to carry the signals of local television stations within such stations’ local markets (“local-into-local” service). In addition, SHVIA imposes must-carry requirements on satellite providers with respect to the markets in which they provide local-into-local service. Television stations in such markets may elect between must-carry and retransmission consent in a manner similar to that applicable in the cable context. In 2004, the law was extended by the Satellite Home Viewer Extension and Reauthorization Act of 2004.
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
      Children’s Television Programming. The Children’s Television Act of 1990 limits the permissible amount of commercial matter that may be broadcast during children’s programming, and it requires each television station to present “educational and informational” children’s programming. The FCC has adopted license renewal processing guidelines effectively requiring television stations to broadcast an average of three hours per week of children’s educational programming. The FCC has ruled that the essential children’s programming requirements will apply separately to each of the digital programming streams that a broadcaster distributes.
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
      We estimate that approximately $4.4 million of capital expenditures after December 31, 2004 will be necessary to meet the DTV requirements for all of our stations.
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
Employees
      As of December 31, 2004, we had approximately 3,000 full-time and part-time employees. Of these, approximately 463 were employed in cable television, 2,080 in newspaper publishing, 338 in television broadcasting and 121 in other operations and general corporate.
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
      In addition to our newspaper employees, as of December 31, 2004, we had approximately 140 employees in our cable television and related companies who were represented by the Brotherhood of Teamsters under four separate collective bargaining agreements. Those four agreements expire, respectively, in January 2007, May 2007, October 2008, and October 2009. Our relations with each of these four units are harmonious. We believe that overall our employee relations are good.
Item 2. Properties
      Our principal executive offices are located at 541 N. Superior Street, Toledo, Ohio.
      The types of properties required to support cable television operations include offices, operations centers and hub sites where signals are received and distributed, and related warehouse space. The types of properties required to support newspaper publishing include offices, facilities for printing presses and production and storage, and depots for distribution. The types of properties required to support television broadcasting stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed with its offices. The transmitter sites and antennas are generally located in elevated areas to provide optimal signal strength and coverage.

      The following table sets forth certain information regarding our significant properties:
Cable Television

		Owned or	Approximate	Expiration
Company/Property Location	Use	Leased	Size	of Lease

Buckeye CableSystem
Toledo, OH	Office space	Leased	1,430 sf	September 2005
Toledo, OH	Office space	Leased	1,600 sf	July 2005
Toledo, OH	Office space	Owned	35,690 sf	—
Toledo, OH	Operations center (headend)	Owned	36,000 sf	—
Temperance, MI	Bedford headend	Leased	375 sf	December 2011
Toledo, OH	Operations center warehouse	Owned	9,200 sf	—
Toledo, OH	Warehouse	Leased	12,000 sf	May 2006
Toledo, OH	Office space	Leased	1,600 sf	December 2006
Toledo, OH	Hub site	Owned	800 sf	—
Toledo, OH	Hub site	Owned	720 sf	—
Toledo, OH	Hub site	Owned	300 sf	—
Toledo, OH	Hub site	Owned	160 sf	—
Toledo, OH	Hub site	Leased	60 sf	February 2023
Toledo, OH	Hub site	Leased	60 sf	November 2023
Toledo, OH	Hub site	Leased	60 sf	August 2022
Toledo, OH	Hub site	Leased	60 sf	August 2022
Toledo, OH	Hub site	Leased	60 sf	October 2022
Toledo, OH	Hub site	Leased	60 sf	April 2023
Toledo, OH	Hub site	Leased	160 sf	September 2022
Toledo, OH	Hub site	Leased	160 sf	November 2022
Toledo, OH	Hub site	Leased	160 sf	February 2023
Toledo, OH	Hub site	Leased	160 sf	June 2022
Toledo, OH	Hub site	Leased	120 sf	June 2023
Toledo, OH	Hub site	Owned	240 sf	—
Erie County CableSystem
Sandusky, OH	Office space	Leased	16,750 sf	June 2015
Erie Co., OH	Headend	Owned	2,823 sf	—
Erie Co., OH	Warehouse	Owned	1,536 sf	—

Publishing

		Owned or	Approximate	Expiration
Company/Property Location	Use	Leased	Size	of Lease

Pittsburgh Post-Gazette:
Pittsburgh, PA	Printing plant/office	Owned	230,400 sf	—
Pittsburgh, PA	Office space	Leased	360 sf	March 2006
Greensburg, PA	Office space	Leased	294 sf	Month to Month
Harrisburg, PA	Office space	Leased	100 sf	Month to Month
Pittsburgh, PA	Inserting facility	Owned	33,565 sf	—
Pittsburgh, PA	Garage	Owned	19,655 sf	—
Aliquippa, PA	Distribution center	Leased	15,100 sf	December 2009
Bethel Park, PA	Distribution center	Leased	10,000 sf	July 2005
Carnegie, PA	Distribution center	Leased	10,300 sf	Month to month
Cranberry, PA	Distribution center	Leased	9,000 sf	Month to Month
Donora, PA	Distribution center	Leased	10,000 sf	March 2005
Gibsonia, PA	Distribution center	Leased	10,000 sf	February 2006
Houston, PA	Distribution center	Leased	10,000 sf	September 2005
Lawrence, PA	Distribution center	Leased	10,200 sf	September 2005
Monroeville, PA	Distribution center	Leased	10,600 sf	February 2009
Pittsburgh, PA	Distribution center	Leased	14,700 sf	March 2007
Pittsburgh, PA	Distribution center	Leased	9,800 sf	March 2011
Pittsburgh, PA	Distribution center	Leased	10,000 sf	December 2008
Sharpsburg, PA	Distribution center	Leased	10,200 sf	March 2006
Tarentum, PA	Distribution center	Leased	7,500 sf	January 2009
West Mifflin, PA	Distribution center	Leased	10,100 sf	February 2006
Wilkinsburg, PA	Distribution center	Leased	17,000 sf	May 2005
The Blade:
Toledo, OH	Main building and printing plant	Owned	160,000 sf	—
Toledo, OH	Inserting facility	Leased	20,000 sf	June 2009
Holland, OH	Distribution center	Leased	10,900 sf	March 2012
Northwood, OH	Distribution center	Leased	9,800 sf	January 2010
Perrysburg, OH	Distribution center	Leased	10,000 sf	August 2008
Sylvania Twp., OH	Distribution center	Leased	10,000 sf	March 2008
Toledo, OH	Distribution center	Leased	11,920 sf	January 2013
Toledo, OH	Distribution center	Leased	12,500 sf	September 2005
Toledo, OH	Distribution center	Leased	10,000 sf	June 2009
Toledo, OH	Distribution center	Leased	9,800 sf	April 2012
Toledo, OH	Circulation department	Owned	1,300 sf	—
Toledo, OH	Office space	Owned	35,000 sf	—

Television Broadcasting

		Owned or	Approximate	Expiration
Company/Property Location	Use	Leased	Size	of Lease

Independence Television Co.
Louisville, KY	Office space	Owned	35,000 sf	—
Floyd County, IN	Tower	Owned	72 acres	—
Floyd County, IN	Satellite dish site	Leased	1 acre	2015
Idaho Independent Television
Boise County, ID	Tower site	Leased	200 sf	July 2006
Nampa, ID	Site for satellite dishes	Leased	10,000 sf	October 2005
Nampa, ID	Office space	Owned	10,000 sf	—
Lima Communications Corp.
Lima, OH	Office space and tower	Owned	10,890 sf	—
WLFI-TV, Inc. (WAND)
Decator, IL	Office space, entertainment and tower	Owned	18,500 sf	—
Argenta, IL	Tower	Owned	2,200 sf	—
Danville, IL	Equipment	Leased	240 sf	March 2006
Miscellaneous

Owned
		or	Approximate	Expiration
Company/Property Location	Use	Leased	Size	of Lease

Block Communications, Inc.
Toledo, OH	Condominium	Owned	1,500 sf	—
Corporate Protection Service, Inc.
Toledo, OH	Central Station	Leased	2,000 sf	Month to Month
Toledo, OH	Office and warehouse space	Leased	13,500 sf	December 2014
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
Item 4.     Submission of Matters to a Vote of Security Holders
      None.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Shares of our Class A and Voting and Non-voting Common Stock are owned 100% by members of the Block family and are not publicly traded. There are four holders of our Voting Common Stock, 29 holders of our Non-voting Common Stock and 11 holders of our Class A Stock.
      We declare and pay cash dividends on our Class A and Common Stock. During each of the years ended December 31, 2004 and 2003, we paid $75,000 and $1.1 million of dividends on Voting Common Stock and Non-voting Common Stock, respectively. We also paid $63,000 of dividends on Class A Stock in each of the years ended December 31, 2004 and 2003. The frequency and amount of dividend payments are determined by the Board of Directors and reviewed quarterly. The covenants within our senior credit facilities limit the amount of annual cash dividends to $2.0 million or 50% of excess cash flow, which ever is higher but not greater than $3.0 million per year. Our future dividend policy will be determined by the Board of Directors on the basis of various factors, including our results of operations, financial performance, and capital requirements.
      There were no repurchases of equity securities by the Company or any affiliated purchases during the fourth quarter of 2004.
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

BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

	2000	2001	2002	2003	2004

	(in thousands except operating data)
Income Statement Data:
Revenue:
Cable(1)	$85,123	$92,749	$105,217	$113,568	$121,216
Publishing	286,717	264,679	257,256	251,334	257,535
Broadcasting(2)	42,531	35,184	39,964	39,406	39,444
Other Communications	9,603	17,931	20,152	19,784	20,158

	423,974	410,543	422,589	424,092	438,353
Expense:
Cable	77,548	87,907	95,146	104,542	112,621
Publishing	277,312	262,799	249,187	252,879	257,954
Broadcasting	37,099	36,973	36,313	36,693	36,387
Other Communications	12,614	18,855	17,699	17,452	18,071
Corporate general and administrative	4,152	2,705	6,046	4,398	4,831
Loss on impairment of intangible asset	—	—	—	8,378	—

	408,725	409,239	404,391	424,342	429,864
Operating income (loss)	15,249	1,304	18,198	(250)	8,489
Nonoperating income (expense):
Interest expense	(14,175)	(19,486)	(22,952)	(19,633)	(19,968)
Gain on disposition of Monroe Cablevision	—	—	21,141	—	—
Gain on disposition of WLFI-TV, Inc.	22,339	—	—	—	—
Loss on early extinguishment of debt	—	—	(8,990)	—	—
Change in fair value of interest rate swaps	—	(5,340)	(733)	3,908	4,238
Investment income	106	47	126	1,110	376

	8,270	(24,779)	(11,408)	(14,615)	(15,354)

Income (loss) from continuing operations before income taxes and minority interest	23,519	(23,475)	6,790	(14,865)	(6,865)
Provision (credit) for income taxes(3)	9,540	(6,596)	2,936	27,608	(54)

Income (loss) before minority interest	13,979	(16,879)	3,854	(42,473)	(6,811)
Minority interest	(427)	235	(477)	2,861	41

Net income (loss) from continuing operations	13,552	(16,644)	3,377	(39,612)	(6,770)
Loss on discontinued operations, net of tax benefit(4)	(771)	(1,213)	(837)	(960)	—

Net income (loss)	$12,781	$(17,857)	$2,540	$(40,572)	$(6,770)

Balance Sheet Data:
Cash and cash equivalents	$4,213	$5,883	$9,782	$11,461	$3,549
Total assets	464,190	485,554	511,725	478,681	462,755
Total funded debt(5)	213,356	237,264	252,778	268,165	262,467
Stockholders’ equity (deficit)	61,390	37,583	20,646	(27,314)	(36,416)
Cable Operating Data (unaudited):
Homes passed	253,903	255,852	246,546	249,879	253,813
Basic subscribers	158,537	157,341	152,392	149,178	145,951
Basic penetration	62.4%	61.5%	61.8%	59.7%	57.5%
Premium units	69,649	70,909	70,160	61,458	61,677
Premium penetration	43.9%	45.1%	46.0%	41.2%	42.3%
Cable modem subscribers	7,022	15,221	22,656	29,807	37,702
Digital subscribers	—	7,846	26,092	38,073	50,725
Average monthly revenue per basic subscriber(6)	$44.45	$48.87	$56.95	$62.58	$68.26
Publishing Operating Data (unaudited):
Daily circulation(7)	381,643	380,646	385,070	384,600	383,152
Sunday circulation(7)	611,005	603,485	601,405	593,883	590,200
Other Data:
Cable adjusted EBITDA (unaudited)(8)	$30,063	$32,135	$37,278	$41,808	$44,930
Publishing adjusted EBITDA (unaudited)(8)	23,851	15,785	19,558	9,391	10,118
Broadcasting adjusted EBITDA (unaudited)(8)	8,009	3,088	7,164	5,888	5,681
Other and corporate adjusted EBITDA (unaudited)(8)	(5,050)	(732)	1,660	4,464	3,791
Adjusted EBITDA (unaudited)(9)	56,873	50,276	65,660	61,551	64,520
Depreciation and amortization	48,662	55,533	54,903	57,820	58,451
Capital expenditures	80,340	62,154	32,031	55,070	51,205

(1)	Effective March 29, 2002 we consummated an asset exchange agreement with Comcast Corp. which resulted in an exchange of 100% of the assets of Monroe Cablevision for 100% of the assets of Comcast’s Bedford, Michigan operations plus a cash payment to us of $12.1 million. Results of the acquired system are included from the date of acquisition, and pro-forma amounts are not material.

(2)	Effective April 1, 2000, we acquired a two-thirds interest in WAND Television, Inc. in exchange for the assets of WLFI-TV, Inc. On March 30, 2001, we purchased WFTE TV. Results of the acquired stations are included from the date of acquisition, and pro-forma amounts are not material.

(3)	In 2003, the company recognized a $31.6 million charge to record a full valuation allowance against its deferred tax assets.

(4)	Effective May 31, 2003, the Company suspended operations of Community Communication Services, Inc. (CCS). Effective December 31, 2003 the Company sold the net assets of certain divisions of Corporate Protection Services, Inc. (CPS) and ceased operating those divisions. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of CCS and the affected divisions of CPS are reported separately from results of continuing operations for all periods presented.

(5)	Total funded debt includes the balances outstanding under the subordinated notes, senior credit facilities, and capital leases. Total funded debt does not include the $2.9 million and $4.1 million adjustment to the carrying value of underlying debt recorded as of December 31, 2004 and December 31, 2003, respectively, in accordance with SFAS No. 133.

(6)	Represents average monthly revenues for the period divided by the average number of basic subscribers throughout the period.

(7)	Circulation numbers are based on the average paid circulation for the 12 months ended March 31 of each year for the Post-Gazette, as set forth in the ABC Audit Report for such period. Circulation numbers for The Blade are based on the average paid circulation for the 12 months ended September 30 of each year, as set forth in the ABC Audit Report for such period, excluding the period ending September 30, 2004. The circulation numbers as of September 30, 2004 reflect the numbers calculated in accordance with ABC rules and regulations; however, due to the availability and timing of the ABC audits throughout 2004, these numbers have not been verified in a formal audit report received from ABC.

(8)	The individual segment’s net income does not include corporate general and administrative expenses, which are included with other communications. A reconciliation of adjusted EBITDA to net income by segment is provided below.

(9)	Adjusted EBITDA is defined as net income before provision for income taxes, interest expense, depreciation and amortization (including amortization of broadcast rights), other non-cash charges, gains or losses on disposition of assets, and extraordinary items and after payments for broadcast rights. We calculate adjusted EBITDA in accordance with the definition set forth in our senior debt agreements. Accordingly, we have excluded the change in fair value of derivatives from adjusted EBITDA because our derivatives consist of interest rate swap contracts. Since interest expense is a recurring charge excluded from adjusted EBITDA, we also exclude the changes in value of swap contracts, as these are put in place in order to manage our cost of debt. Furthermore, we have excluded gains or losses on the disposition of assets, since the losses typically represent the undepreciated cost of disposed assets and their exclusion is a logical extension of excluding depreciation from adjusted EBITDA. In the interest of consistency, gains are also excluded.

When we present adjusted EBITDA for our business segments, we exclude certain expenses consisting primarily of corporate general and administrative expenses that have not been allocated to individual segments. Corporate general and administrative expenses were $6.0 million, $4.4 million, and $4.8 million for 2002, 2003, and 2004, respectively.

Other media companies may measure adjusted EBITDA in a different manner. We have included adjusted EBITDA data because such data is commonly used as a measure of performance for media companies and is also used by investors to measure a company’s ability to service debt. Furthermore, management uses adjusted EBITDA as a key performance measure upon which budgets are established at the subsidiary level and upon which incentive compensation is awarded. Adjusted EBITDA is used as one method of measuring growth and trends in the financial performance of our business units and is the financial measure used by our Board of Directors to determine the amount of quarterly dividends paid to our shareholders. Adjusted EBITDA is also a significant component of the financial covenants contained in our senior debt agreement.

As stated above, we have calculated adjusted EBITDA in accordance with the definition set forth in the senior debt agreement dated May 15, 2002, as amended. This agreement governs all of our senior credit facilities, which represent 32% of our debt outstanding at December 31, 2004, and includes certain key financial covenants. The covenants provide, among other things, restrictions on total and senior leverage, minimums on adjusted EBITDA, and maximums on capital expenditures. Specific covenants include consolidated total and senior leverage ratios which are defined as the ratio of consolidated total or senior funded indebtedness to consolidated adjusted EBITDA. As of December 31, 2004, the maximum allowable consolidated total and senior leverage ratios were 5.50 to 1.00 and 2.50 to 1.00, respectively. The maximum allowable consolidated total leverage ratio decreases to 5.25 to 1.00 at March 31, 2005, and the maximum allowable consolidated senior leverage ratio decreases to 2.25 to 1.00 at September 30, 2005. Other material covenants include interest coverage ratio and consolidated coverage ratio. Interest coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated interest charges. As of December 31, 2004, the minimum allowable interest coverage ratio was 2.25 to 1.00, increasing to 2.50 to 1.00 at December 31, 2005. Consolidated coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated debt service. Consolidated debt service includes interest payments and scheduled principal payments. The minimum allowable consolidated coverage ratio is 2.25 to 1.00, remaining at that level through September 30, 2007.

We are in compliance with all of our debt covenants. At December 31, 2004, our total leverage ratio is 4.29 to 1.00, senior leverage ratio is 1.57 to 1.00, interest coverage ratio is 3.23 to 1.00, and our consolidated coverage ratio is 3.04 to 1.00.

Non-compliance with any of these covenants could have a significant impact on our liquidity, as it may result in an amendment to our existing credit agreements or require us to refinance all or a portion of our senior credit facilities. The actual impact of non-compliance can not be predicted with certainty, as it would be dependent upon our financial condition as well as the condition of financial markets at that time.

We understand the material limitations associated with the use of a non-GAAP measure. Accordingly, adjusted EBITDA is not, and should not be used as, an indicator of or alternative to operating income (loss), net income (loss) or cash flow as reflected in our consolidated financial statements, is not intended to represent funds available for debt service, dividends or other discretionary uses, is not a measure of financial performance under U.S. generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. generally accepted accounting principles. Refer to our financial statements, including our statement of cash flows, which appear elsewhere in this report. The following calculations of adjusted EBITDA are not necessarily comparable to similarly titled amounts of other companies. A reconciliation of adjusted EBITDA to net income is provided below.

	2000	2001	2002	2003	2004

	(In thousands)
Reconciliation of cable adjusted EBITDA:
Net income(8)	$5,464	$2,721	$7,003	$6,345	$5,487
Adjustments to net income:
Provision for income taxes	2,111	2,126	3,072	2,685	3,110
Depreciation	22,123	27,166	26,681	30,010	32,612
Amortization of intangibles and deferred charges	46	44	559	739	740
Amortization of broadcast rights	384	382	324	302	245
Film payments	(362)	(286)	(223)	(319)	(243)
(Gain) loss on disposal of assets	297	(18)	(138)	2,046	2,979

Cable adjusted EBITDA (unaudited)(9)	$30,063	$32,135	$37,278	$41,808	$44,930

Reconciliation of publishing adjusted EBITDA:
Net income (loss)(8)	$1,842	$(2,211)	$2,345	$(3,344)	$(2,013)
Adjustments to net income:
Interest expense	2,424	2,118	1,814	1,742	207
Provision for income taxes	5,139	1,973	3,911	58	1,387
Depreciation	11,978	11,382	11,299	10,566	9,754
Amortization of intangibles and deferred charges	2,486	2,486	353	353	357
(Gain) loss on disposal of assets	(18)	37	(164)	16	426

Publishing adjusted EBITDA (unaudited)(9)	$23,851	$15,785	$19,558	$9,391	$10,118

Reconciliation of broadcasting adjusted EBITDA:
Net income (loss)(8)	$3,532	$(1,216)	$2,410	$(3,889)	$2,151
Adjustments to net income:
Provision (credit) for income taxes	1,474	(302)	784	1,093	958
Depreciation	1,973	2,528	2,660	2,874	2,562
Amortization of intangibles and deferred charges	594	781	17	17	17
Amortization of broadcast rights	5,935	6,129	6,814	6,718	5,988
Film payments	(5,523)	(4,831)	(5,521)	(6,614)	(6,080)
(Gain) loss on disposal of assets	24	(1)	—	76	85
Loss on impairment of intangible, net of minority interest	—	—	—	5,613	—

Broadcasting adjusted EBITDA (unaudited)(9)	$8,009	$3,088	$7,164	$5,888	$5,681

Reconciliation of other and corporate adjusted EBITDA:
Net income (loss)(8)	$1,942	$(17,151)	$(9,218)	$(39,684)	$(12,395)
Adjustments to net income:
Interest expense	11,751	17,368	21,138	17,891	19,761
Provision (credit) for income taxes	452	(10,929)	(5,039)	23,315	(5,509)
Depreciation	2,791	3,525	4,113	4,266	4,461
Amortization of intangibles and deferred charges	352	1,111	2,082	1,975	1,715
(Gain) loss on disposal of assets	1	4	2	40	(4)
Change in fair value of derivatives	—	5,340	733	(3,908)	(4,238)
Loss on early extinguishment of debt	—	—	8,990	—	—
Gain on sale of WLFI-TV, Inc.	(22,339)	—	—	—	—
Gain on sale of Monroe Cablevision	—	—	(21,141)	—	—
Loss on disposal of discontinued operations	—	—	—	569	—

Other and corporate adjusted EBITDA (unaudited)(9)	$(5,050)	$(732)	$1,660	$4,464	$3,791

Reconciliation of adjusted EBITDA:
Net income (loss)	$12,780	$(17,857)	$2,540	$(40,572)	$(6,770)
Adjustments to net income:
Interest expense	14,175	19,486	22,952	19,633	19,969
Provision (credit) for income taxes	9,176	(7,132)	2,728	27,151	(54)
Depreciation	38,865	44,601	44,753	47,716	49,389
Amortization of intangibles and deferred charges	3,478	4,422	3,011	3,084	2,828
Amortization of broadcast rights	6,319	6,510	7,138	7,020	6,234
Film payments	(5,885)	(5,117)	(5,744)	(6,933)	(6,323)
(Gain) loss on disposal of assets	304	23	(300)	2,178	3,486
Change in fair value of derivatives	—	5,340	733	(3,908)	(4,239)
Loss on early extinguishment of debt	—	—	8,990	—	—
Gain on sale of WLFI-TV, Inc.	(22,339)	—	—	—	—
Gain on sale of Monroe Cablevision	—	—	(21,141)	—	—
Loss on impairment of intangible, net of minority interest	—	—	—	5,613	—
Loss on disposal of discontinued operations	—	—	—	569	—

Adjusted EBITDA (unaudited)(9)	$56,873	$50,276	$65,660	$61,551	$64,520

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the notes thereto included elsewhere in this report.
Overview
      We are a privately held diversified media company with our primary operations in cable television, newspaper publishing and television broadcasting. We provide cable television service to the greater Toledo, Ohio metropolitan area (Buckeye CableSystem) and the Sandusky, Ohio area (Erie County CableSystem). At December 31, 2004, we had approximately 146,000 subscribers. We publish two daily metropolitan newspapers, the Pittsburgh Post-Gazette in Pittsburgh, Pennsylvania, and The Blade in Toledo, Ohio, each of which is the leading publication in its market. The aggregate average daily and Sunday paid circulation of our two newspapers is approximately 383,200 and 590,200, respectively. We own and operate four television stations: two in Louisville, Kentucky, and one each in Boise, Idaho and Lima, Ohio; and we are a two-thirds owner of a television station in Decatur, Illinois. We also have other communication operations including a commercial telecom business and a home security business.
      For the year ended December 31, 2004, we had revenues, adjusted EBITDA, operating income and a net loss of $438.4 million, $64.5 million, $8.5 million and $6.8 million, respectively. A reconciliation of adjusted EBITDA and related discussion is provided below.
      During 2003, we reorganized various operations within the non-reportable other communications segment. Effective May 31, 2003, we suspended the operations of Community Communication Services, Inc. (CCS), an alternative advertising distribution company. Effective December 31, 2003, we sold the net assets of certain divisions of Corporate Protection Services, Inc. (CPS) and ceased operating those divisions. The disposed divisions were previously involved in the sale, installation, and testing of commercial security and fire protection systems. CPS continues to provide sales, installation, and monitoring of residential security and fire protection systems. We feel the residential business complements the residential services offered by our cable companies. This reorganization did not have a material impact on 2004 operations, nor do we expect this reorganization to have a material impact on our liquidity, financial condition, or continuing results of operations in the future.

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
      The majority of publishing revenue is derived from the sale of advertising space and from subscription and single copy sales of our newspapers. Advertising, including Internet revenue, was 79.9%, 79.8%, and 80.6% of newspaper revenue for 2002, 2003, and 2004, respectively. Publishing revenue fluctuates with the general condition of the local and national economy. Seasonal revenue fluctuations are also common in the newspaper industry, due primarily to fluctuations in expenditure levels by local and national advertisers.
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
      Other communications revenue consists of sales in our non-reportable segments, including our commercial telecom and home security and alarm monitoring businesses.

Operating Expenses
      Cable expenses include programming expenses, salaries and benefits of technical personnel, depreciation and amortization, and selling, general and administrative expenses. Selling, general and administrative expenses include customer service operations, accounting and billing services, office administration expenses, property taxes and corporate charges for support functions. Basic cable programming expenses were 27.9%, 27.0%, and 27.8% of cable operating expense for 2002, 2003, and 2004, respectively. Depreciation and amortization expense relates primarily to the capital expenditures associated with the rebuild and expansion of our cable systems, along with the deployment of advanced cable products, including high-definition, digital and high-speed cable modems. Depreciation expense has been accelerated in various reporting periods to reflect the anticipated completion dates of the rebuilds and the subsequent write-off of assets.
      Publishing expenses include employee salaries and benefits, newsprint and ink expense, depreciation and amortization, and selling, general and administrative expenses. Selling, general and administrative expenses include pension and health and welfare costs, as well as corporate charges for support functions. Salaries and benefits are the largest operating expense of our newspaper publishing segment. Newsprint, ink and related costs are our second largest operating expense for this segment accounting for 11.9%, 12.1%, and 12.7% of newspaper operating expenses for 2002, 2003, and 2004, respectively. Newsprint prices fluctuate with the market, based primarily on the supply and demand for newsprint.
      Television operating expenses consist of employee salaries and commissions, cost of electricity, depreciation and amortization, programming expenses, and selling, general and administrative expenses. Depreciation and amortization primarily relates to the amortization of broadcast rights and the capital expenditures required for the full-power digital broadcasting. Selling, general and administrative expenses include office administration, advertising and promotion expenses, and corporate charges for support functions.

Depreciation and Amortization
      Depreciation and amortization relates primarily to the capital expenditures associated with rebuilding, expanding and improving our cable systems, publishing facilities and telecom facilities. As a result of our plan to continue to invest in our cable systems, publishing properties and telecom facilities and to convert our television stations to full-power digital-capable broadcasting, we expect to report higher levels of depreciation and amortization than are reflected in our historical consolidated financial statements.

Adjusted EBITDA
      We define adjusted EBITDA as net income (loss) before provision (credit) for income taxes, interest expense, depreciation and amortization (including amortization of broadcast rights), and other non-cash charges, gains or losses on disposition of assets, and extraordinary items and after payments for broadcast rights. We calculate adjusted EBITDA in accordance with the definition set forth in our senior debt agreements. Accordingly, we have excluded the change in fair value of derivatives from adjusted EBITDA because our derivatives consist of interest rate swap contracts. Since interest expense is a recurring charge excluded from adjusted EBITDA, we also exclude the changes in value of swap contracts, as these are put in place in order to manage our cost of debt. Furthermore, we have excluded gains or losses on the disposition of assets, since the losses typically represent the undepreciated cost of disposed assets and their exclusion is a logical extension of excluding depreciation from adjusted EBITDA. In the interest of consistency, gains are also excluded.
      When we present adjusted EBITDA for our business segments, we exclude certain expenses consisting primarily of corporate general and administrative expenses that have not been allocated to individual segments. Corporate general and administrative expenses were $6.0 million, $4.4 million, and $4.8 million for 2002, 2003, and 2004, respectively.

      Other media companies may measure adjusted EBITDA in a different manner. We have included adjusted EBITDA data because such data is commonly used as a measure of performance for media companies and is also used by investors to measure a company’s ability to service debt. Furthermore, management uses adjusted EBITDA as a key performance measure upon which budgets are established at the subsidiary level and upon which incentive compensation is awarded. Adjusted EBITDA is used as one method of measuring growth and trends in the financial performance of our business units and is the financial measure used by our Board of Directors to determine the amount of quarterly dividends paid to our shareholders. Adjusted EBITDA is also a significant component of the financial covenants contained in our senior debt agreement.
      As stated above, we have calculated adjusted EBITDA in accordance with the definition set forth in the senior debt agreement dated May 15, 2002, as amended. This agreement governs all of our senior credit facilities, which represent 32% of our debt outstanding at December 31, 2004, and includes certain key financial covenants. The covenants provide, among other things, restrictions on total and senior leverage, minimum required amounts of adjusted EBITDA, and limits on capital expenditures. Specific covenants include consolidated total and senior leverage ratios which are defined as the ratio of consolidated total or senior funded indebtedness to consolidated adjusted EBITDA. As of December 31, 2004, the maximum allowable consolidated total and senior leverage ratios were 5.50 to 1.00 and 2.50 to 1.00, respectively. The maximum allowable consolidated total leverage ratio decreases to 5.25 to 1.00 at March 31, 2005, and the maximum allowable consolidated senior leverage ratio decreases to 2.25 to 1.00 at September 30, 2005. Other material covenants include interest coverage ratio and consolidated coverage ratio. Interest coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated interest charges. As of December 31, 2004, the minimum allowable interest coverage ratio was 2.25 to 1.00, increasing to 2.50 to 1.00 at December 31, 2005. Consolidated coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated debt service. Consolidated debt service includes interest payments and scheduled principal payments. The minimum allowable consolidated coverage ratio is 2.25 to 1.00, remaining at that level through September 30, 2007. We are in compliance with all of our debt covenants at December 31, 2004.
      Non-compliance with any of these covenants could have a significant impact on our liquidity. We would be required to either amend our existing credit agreements or refinance all or a portion of our senior credit facilities. The actual impact of non-compliance can not be predicted with certainty, as it would be dependent upon our financial condition as well as the condition of financial markets at that time.
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

Results of Operations
      The following table summarizes our consolidated historical results of operations and consolidated historical results of operations as a percentage of revenue for the years ended December 31, 2004, 2003 and 2002. It also provides a reconciliation of net income to adjusted EBITDA.
Block Communications, Inc. and Subsidiaries
Results of Operations

	Year Ended December 31,

	2004		2003		2002

	(Unaudited)
Revenue:
Publishing	$257,535,429	58.8%	$251,333,791	59.3%	$257,256,343	60.9%
Cable	121,216,180	27.7	113,567,820	26.8	105,216,502	24.9
Broadcasting	39,444,103	9.0	39,406,282	9.3	39,964,031	9.5
Other communications	20,157,582	4.6	19,784,459	4.7	20,152,011	4.8

	438,353,294	100.0	424,092,352	100.0	422,588,887	100.0
Expense:
Publishing	257,954,188	58.8	252,878,514	59.6	249,186,956	59.0
Cable	112,621,527	25.7	104,542,386	24.7	95,146,484	22.5
Broadcasting	36,386,890	8.3	36,693,290	8.7	36,312,941	8.6
Other communications	18,070,758	4.1	17,451,402	4.1	17,699,243	4.2
Corporate expenses	4,830,588	1.1	4,398,354	1.0	6,045,826	1.4
Loss on impairment of intangible asset	—		8,378,058		—

	429,863,951	98.1	424,342,004	100.1	404,391,450	95.7

Operating income (loss)	8,489,343	1.9%	(249,652)	-0.1%	18,197,437	4.3%
Nonoperating income (expense):
Interest expense	(19,968,502)		(19,633,266)		(22,952,372)
Gain on disposition of Monroe Cablevision	—		—		21,140,829
Change in fair value of interest rate swaps	4,238,437		3,908,162		(732,748)
Loss on extinguishment of debt	—		—		(8,989,786)
Investment income	375,631		1,110,158		126,221

	(15,354,434)		(14,614,946)		(11,407,856)

Income (loss) from continuing operations before income taxes and minority interest	(6,865,091)		(14,864,598)		6,789,581
Provision for income taxes	(54,022)		27,607,585		2,934,948
Minority interest	40,721		2,860,804		(476,840)

Income (loss) from continuing operations	(6,770,348)		(39,611,379)		3,377,793
Loss on discontinued operations, net of tax	—		(960,213)		(837,347)

Net income (loss)	(6,770,348)		(40,571,592)		2,540,446
Add:
Interest expense	19,968,502		19,633,266		22,952,372
Provision for income taxes	(54,022)		27,150,700		2,727,500
Depreciation	49,388,976		47,715,423		44,753,126
Amortization of intangibles and deferred charges	2,828,113		3,083,785		3,011,349
Amortization of broadcast rights	6,233,664		7,020,339		7,138,102
(Gain) loss on disposal of property and equipment	3,485,673		2,177,810		(300,268)
Loss on impairment of intangible asset, net of minority interest	—		5,613,299		—
Loss on disposal of discontinued operations	—		569,015		—
Loss on early extinguishment of debt	—		—		8,989,786
Change in fair value of interest rate swaps	(4,238,437)		(3,908,162)		732,748
Less:
Gain on disposition of Monroe Cablevision	—		—		(21,140,829)
Payments on broadcast rights	(6,322,598)		(6,933,128)		(5,744,461)

Adjusted EBITDA	$64,519,523		$61,550,755		$65,659,871

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues
      Revenues increased $14.3 million, or 3.4%, from 2003 to 2004. The increase in revenues was due to increased revenues throughout all operating segments. The growth in cable revenue was principally due to the increase in the monthly basic cable service charge and the continued rollout of new services. The growth in publishing revenues was attributable to strengthening of the advertising market due to a slight improvement in the overall economic environment. Slight broadcasting revenue growth was due to political advertising during 2004.
      Cable Television. Cable revenue for the year was $121.2 million, an increase of $7.6 million, or 6.7%, as compared to the year ended December 31, 2003. The increase in cable revenue was principally attributable to an increase of $5.68, or 9.1%, in the average monthly revenue per basic subscriber, partially offset by a decrease in basic subscribers. An increase in the monthly basic cable service charge and continued rollout of new services drove the increase in average monthly revenue per subscriber. Average monthly high-speed data revenue per data customer of $43.38 decreased $1.65, or 3.7%, as compared to the prior year. The decrease in high-speed data average revenue resulted from packaging discounts and promotional offers, along with the launch of lower speed, lower-priced tiers designed to compete against dial-up internet and DSL service. Average monthly digital revenue per digital home was $14.97, an increase of $.44, or 3.0%, as compared to 2003. The increase in average digital revenue resulted from Video on Demand service, partially offset by packaging discounts and promotional offers. The discounts and promotional offers continued throughout 2004 due to the increasingly competitive environment from DBS and alternative Internet service providers.
      Revenue generating units increased in the digital and high-speed data categories throughout 2004. The net increase in high-speed data subscribers totaled 7,895, or 26.5%, and the net increase in digital homes totaled 12,652, or 33.2%, during the year. This resulted in 37,702 high-speed data subscribers and 50,725 digital homes as of December 31, 2004. Basic subscribers at the end of the period totaled 145,951, a net decrease of 3,227 basic subscribers from December 31, 2003. This was due to the net decrease of 3,000 basic subscribers in the Toledo system due to an increase in non-pay disconnects and fewer installations resulting from soft economic conditions within the Toledo market, as well as continued competition. The Erie County system recognized a net decrease in basic subscribers of 227 due primarily to the delay in the system rebuild and the corresponding delay in the rollout of advanced services. The rebuild and conversion of subscribers was completed by the end of the second quarter of 2004.
      Newspaper Publishing. Publishing revenue for the year was $257.5 million, an increase of $6.2 million, or 2.5%, as compared to 2003. The increase in publishing revenue was due primarily to a $7.0 million, or 3.5%, increase in advertising revenue to $207.6 million in 2004. Total advertising revenue growth is attributable to increases in retail, national, classified, and internet advertising of $2.1 million, or 2.0%, $2.0 million, or 6.7%, $3.4 million, or 5.0%, and $512,000, or 19.5%, respectively; partially offset by decreases other advertising, including trade, of $1.0 million. We believe the growth of the advertising market was due primarily to the strengthening of the overall economic environment.
      Circulation revenue decreased $1.1 million, or 2.3%, to $47.8 million in 2004 due to the continued losses in daily and Sunday net paid circulation for both home delivery and single copy sales and to a decrease in the average earned rate per copy. The variance in rate per copy is the result of lower rates received from event, sponsor, and Newspapers In Education copies sold during 2004 as compared to 2003. Other revenue, which is composed of third-party and total market delivery and niche publications, increased $337,000, or 19.1%.
      Television Broadcasting. Broadcasting revenue for the year was $39.4 million, an increase of $38,000, or 0.1%, as compared to 2003. National and political revenue increased $15,000, or 0.1%, and $2.0 million, or 227.7%, respectively. The national and political revenue growth was partially offset by a decrease in local revenue of $2.1 million, or 6.8%. Increases in trade and other revenue of $171,000 and $82,000, respectively, were offset by an increase in agency commissions of $162,000.

      For more than a decade, our Louisville stations had the local broadcast rights for the University of Louisville football and men’s basketball games. Our rights expire after the 2004-2005 basketball season and have not been renewed. In 2004, our Louisville stations reported net revenues and operating income related to the broadcast of University of Louisville events totaling $1.8 million and $624,000, respectively.
      Other Communications. Other communications revenue from continuing operations for the year was $20.2 million, an increase of $373,000, or 1.9%, as compared to 2003. The increase in other communication revenue was primarily a result of a $132,000, or 0.8%, increase in telecom revenue to $17.7 million in 2004.
      The increase in telecom revenue was primarily due to an increase in competitive access and local exchange/ switched service revenue of $1.3 million, or 11.3%, due to the net addition of 138 telecom customers, representing a 20.8% increase in the customer base. This increase was partially offset by a reduction in reciprocal compensation revenue, long-distance revenue, and carrier access billings of $411,000, or 34.7%, $120,000, or 5.4%, and $653,000, or 48.5% respectively.
      Effective June 14, 2003, an incumbent carrier invoked the FCC order on reciprocal compensation rate reduction. Reciprocal compensation revenue for the year ended December 31, 2004 was $774,000 as compared to $1.2 million for the same period of the prior year.
      The revenue relating to residential security alarm system sales and monitoring increased $241,000, or 10.9%, due to increases in the number of system sales and increases in the average revenue per installation recognized throughout 2004.

Operating Expenses
      Operating expenses increased $5.5 million, or 1.3%, from 2003 to 2004. The increase in operating expenses was attributable to increased expenses in all operating segments except broadcast.
      Cable Television. Cable cost of revenue for the year was $87.0 million, an increase of $7.3 million, or 9.2%, from 2003. Basic cable programming expenses increased $3.1 million, or 11.0%, to $31.3 million, due to price increases from programming suppliers and the launch of Buckeye CableSystem Sports Network, partially offset by the decrease in basic subscribers. Programming expense for the digital tier increased $1.1 million due to an increase in the number of digital subscribers as compared to the prior year. Cable modem operating expenses increased $452,000, or 19.7%, due to additional customer service representatives and network and product improvements implemented in response to subscriber growth. Other departmental expenses decreased due to tight budgetary controls. Depreciation and amortization increased $2.6 million, or 8.5%, to $33.4 million in 2004 due to the capital expenditures associated with the rebuild of our Erie County cable system and continued rollout of advanced services. In addition, depreciation expense has been accelerated to shorten the expected useful life for analog converters based on the anticipated increase in the penetration of digital and high-definition converters and the foreseeable earlier obsolescence of analog converters.
      Selling, general and administrative expense was $25.7 million, an increase of $776,000, or 3.1%, due primarily to losses on disposal of assets totaling $3.0 million recorded during the year ended December 31, 2004 compared to losses on disposal of assets of $2.0 million for 2003. Marketing and advertising expenses increased $395,000 due to various promotional offers and advertising campaigns launched in response to increased competition. These increases were partially offset by the settlement and corresponding reversal of a sales and use tax accrual established during 2003 as a result of an assessment received from the Ohio Department of Taxation (ODT). Subsequent to December 31, 2004, we received the final settlement from ODT, resulting in a $546,000 reversal of the accrual established during 2003. This was recorded as a reduction to 2004 sales tax expense. Other general and administrative expenses decreased due to tight budgetary controls.

      Newspaper Publishing. Publishing cost of revenue for the year was $186.4 million, an increase of $4.3 million, or 2.4%, from 2003. The increase was due to increases in circulation, advertising sales and editorial expense of $2.0 million, $378,000 and $300,000, respectively. Circulation department expenses increased due to contractual wage increases, and overtime resulting from the plant improvement project. Editorial expenses increased primarily due to contractual wage increases. Newsprint and ink expense increased $2.2 million, or 7.4%, resulting from a weighted-average price per ton increase of $48.22, or 10.3%, partially offset by a 1.2% decrease in consumption from the prior year. Depreciation and amortization decreased $808,000, or 7.4%, due to the assets acquired during the 1992 Pittsburgh Press acquisition becoming fully depreciated by the end of 2003.
      Selling, general and administrative expenses, including pension and welfare costs, were $71.6 million, an increase of $794,000, or 1.1%, as compared to the prior year. The Post-Gazette’s general and administrative expenses increased $1.6 million, or 3.6%. This increase in expenses is partially due to increases in the Post-Gazette’s pension and workers’ compensation costs of $1.2 million and $2.9 million, respectively. These increases were partially offset by savings in administrative payroll and related cost of $890,000 and savings in other post-employment benefits of $1.2 million, due primarily to the implementation of accounting guidance related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Blade’s general and administrative expenses decreased $828,000, or 3.3%, due to savings in other post-employment benefits and legal and professional fees and overall cost controls, offset by increases in pension and workers’ compensation expense. Workers’ compensation expense at both newspapers has increased as compared to the prior year due to an increase in the number of claims and the average dollar value associated with outstanding claims.
      Television Broadcasting. Broadcasting cost of revenue for the year was $22.8 million, a decrease of $791,000, or 3.3%, from 2003. The decrease results primarily from a decrease in broadcast film amortization of $729,000, partially offset by increases in engineering and news departmental expenses of $107,000 and $220,000, respectively. Other savings resulted from overall cost control initiatives. Depreciation and amortization decreased $312,000, or 10.8%.
      Selling, general and administrative expense was $13.5 million, an increase of $485,000, or 3.7%, primarily from an increase in general and administrative expenses of $638,000, or 8.4%, attributable to employee benefit costs. These administrative increases were partially offset by a decrease in sales expense of $209,000, or 4.4%, due to tight budgetary controls.
      Other Communications. Other communications cost of revenue from continuing operations was $9.8 million, a decrease of $23,000, or 0.2%, from 2003. Telecom cost of revenue decreased $167,000, or 2.0%, due primarily to a decrease of $588,000 in long-distance expense, partially offset by increases in network monitoring and information system expense of $238,000. Home security alarm system sales and monitoring cost of revenue increased $144,000, or 9.8%, due primarily to increases in the number of unit sales and increases in inventory obsolescence reserves, specifically related to inventory maintained for future warranty work. Depreciation and amortization increased $212,000, or 5.0%, primarily due to capital spending associated with the telecom operations.
      Selling, general and administrative expense was $8.3 million, an increase of $642,000, or 8.4%. Telecom selling, general and administrative expense increased $621,000, or 9.8%, due to one-time conversion costs for a new billing system, increases in bad debt expense associated with WorldCom and Global Crossing, and an increase in pension expense. Selling, general and administrative expense for our residential security business increased $21,000, or 1.7%.

Operating Income
      Operating income increased $8.7 million as compared to the year ended December 31, 2003. Cable operating income decreased $431,000, or 4.8%. The decrease in cable operating income was primarily due to increased programming expenses, increased depreciation expense, and a loss on the disposal of assets resulting from the rebuild of our cable systems; these declines were partially offset by revenue growth generated by rate increases and the continued rollout of advances services.

      Publishing operating loss decreased $1.1 million, or 72.9%. The decrease in publishing operating loss was due to the growth in advertising sales, partially offset by increases in newsprint and ink and rising employee benefit costs.
      Broadcasting operating income increased $8.7 million, or 154.0%, due to an $8.4 million impairment charge recorded during 2003. The impairment charge represented the excess of the carrying value over the determined fair value of the FCC license held by the WAND- TV Partnership.
      Other communications operating income from continuing operations decreased $246,000, or 10.6%, due primarily to an increase in telecom selling, general and administrative expenses partially offset by revenue growth in both telecom and residential security alarm operations.
      The operating loss attributable to corporate expenses increased $432,000 from the prior year due to overall increases in employee benefits and legal and professional fees. Employee benefit expenses increased due to favorable medical expense trending realized and recorded during 2003. Legal and professional fees increased due to an amendment fee and legal expenses paid during the first quarter of 2004 for the third amendment to our senior credit facilities dated March 19, 2004.

Non-Operating Income or Expense
      Our non-operating income and expense consist of interest expense, investment income, change in fair value of interest rate swaps, and any non-recurring items that are not directly related to our primary operations. Net non-operating expense increased $739,000, or 5.1%, as compared to the year ended December 31, 2003. Interest expense increased $335,000, or 1.7%, while investment income decreased $735,000, or 66.2%, from 2003 to 2004. Interest expense in 2004 increased due to the increase in the effective interest rate, partially offset by the decrease in outstanding debt. The income attributable to the change in the fair value of our non-hedge interest rate swaps increased $330,000, or 8.5%, as compared to 2003 due to the specific swaps in effect during the two periods and changes in the interest rate environment.

Net Income
      For the year ended December 31, 2004, the company reported a net loss of $6.8 million compared to a net loss of $40.6 million for the year ended December 31, 2003. The decrease in net loss is the result of an $8.7 million increase in operating income and two non-cash charges recorded during 2003. These charges were a $5.6 million non-cash impairment loss, net of minority interest, and a $31.6 million non-cash charge resulting from a valuation allowance recorded against our deferred tax assets. These variances which reduced our net loss were partially offset by a $739,000 increase in non-operating expense as discussed above. The impairment charge recorded during 2003 represented the excess of the carrying value over the determined fair value of the FCC license held by the WAND-TV Partnership. The impairment arose from a write-down of our FCC license resulting from a discounted cash flow forecast that uses industry averages to determine the fair value of the license. The decrease in fair value was the result of the decline in the advertising market during 2001 and 2003, which decreased industry-wide station operating margins. See “Critical Accounting Policies and Estimates” for a full discussion on the deferred tax asset valuation allowance.

Depreciation and Amortization
      Depreciation and amortization increased $1.4 million, or 2.8%, from 2003 to 2004. The increase was primarily due to a $2.6 million, or 8.5%, increase in cable depreciation and amortization to $33.4 million in 2004, attributable to the capital expenditures associated with the rebuild of our Erie County cable system and continued rollout of advanced services. In addition, depreciation expense has been accelerated to modify the expected useful life for analog converters based on the anticipated increase in the penetration of digital, high-definition, and DVR converters and the foreseeable obsolescence of analog converters. Publishing depreciation and amortization decreased $808,000, or 7.4%, due to the assets acquired during the 1992 Pittsburgh Press acquisition becoming fully depreciated by the end of 2003. Broadcasting depreciation decreased $312,000, or 10.8%; while other communications depreciation expense increased $212,000, or 5.0%. Corporate amortization expense decreased $259,000, or 13.1%, due to the expiration of various non-compete agreements.

Adjusted EBITDA
      Adjusted EBITDA increased $3.0 million, or 4.8%, from 2003 to 2004. Adjusted EBITDA as a percent of revenues increased to 14.7% during 2004, from 14.5% in 2003. A reconciliation of adjusted EBITDA to net income is provided above. Net loss as a percentage of revenue was 1.5% for the year ended December 31, 2004, as compared to net loss as a percentage of revenue at December 31, 2003 of 9.6%. As discussed above, a $31.6 million valuation allowance relating to deferred tax assets and an impairment loss of $5.6 million, net of minority interest, were recorded in the fourth quarter of 2003.
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues
      Revenues for 2003 were $424.1 million, an increase of $1.5 million, or 0.4%, from 2002. The increase in revenues was due to increased cable revenues partially offset by decreased advertising revenues in both our publishing and broadcasting operations. The decreased revenues were attributable to a soft advertising market, which was primarily the result of a weak overall economic environment. Other communications revenue decreased slightly due mainly to the reduction in telephony revenues resulting from declining reciprocal compensation.
      Cable Television. Cable revenue for the year was $113.6 million, an increase of $8.4 million, or 7.9%, from 2002. The increase in cable revenue was principally attributable to an increase of $5.63, or 9.9%, in the average monthly revenue per basic subscriber, partially offset by a decrease in basic subscribers. The increase in the average monthly revenue per basic subscriber was primarily attributable to an increase in the basic cable service rate charged to subscribers and growth in high-speed cable modem and digital cable subscribers.
      Revenue generating units increased in the digital and high-speed data categories throughout 2003. Net digital additions totaled 11,981, or 45.9%, for the year ended December 31, 2003, resulting in 38,073 digital revenue generating units. Net high-speed data additions in 2003 totaled 7,242, or 32.1%, resulting in 29,807 high-speed data revenue generating units as of December 31, 2003. Basic subscribers at the end of the period totaled 149,178, a decrease of 3,214 basic subscribers from December 31, 2002. This is due to the decrease of 2,164 basic subscribers in the Toledo system due to an increase in non-pay disconnects and fewer installations resulting from soft economic conditions within the Toledo market, as well as competition from DBS. The Erie County system recognized a decrease in basic subscribers of 1,050 due primarily to the delay in system rebuild and the corresponding delay in the rollout of advanced services. This rebuild was completed by the end of the second quarter of 2004.
      Newspaper Publishing. Publishing revenue for the year was $251.3 million, a decrease of $5.9 million, or 2.3%, from 2002. The decrease in publishing revenue was due primarily to a $4.8 million, or 2.3%, decrease in advertising revenue to $200.6 million in 2003. Total advertising revenue decreased because of a reduction in retail and classified advertising of $4.7 million, or 4.4%, and $4.5 million, or 6.1%, respectively; these declines were partially offset by increases in national and other advertising sources of $2.5 million and $2.1 million, respectively. The reduction in classified advertising was due primarily to the decrease in placement of help wanted advertising.
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
      Television Broadcasting. Broadcasting revenue was $39.4 million, a decrease of $558,000, or 1.4%, from 2002. National and political revenue decreased $359,000, or 2.7%, and $2.0 million, or 68.6%, respectively, resulting from greatly reduced political advertising demand due to the lack of political races during 2003. The national and political revenue declines were partially offset by an increase in local and trade revenue of $1.2 million, or 4.7%, and $320,000, or 40.6%, respectively, along with a reduction in agency commissions of $282,000, or 3.8%.

      For more than a decade, our Louisville stations had the local broadcast rights for the University of Louisville football and men’s basketball games. Our rights expire after the 2004-2005 basketball season. In 2003, our Louisville stations reported net revenues and operating income related to the broadcast of University of Louisville events totaling $2.0 million and $812,000, respectively.
      Other Communications. Other communications revenue from continuing operations was $19.8 million, a decrease of $368,000, or 1.8%, from 2002. The decrease in other communication revenue was primarily a result of a $273,000, or 1.5%, decrease in telecom revenue to $17.6 million in 2003.
      The decrease in telecom revenue was primarily due to the reduction in reciprocal compensation revenue, long-distance revenue, and carrier access billings of $1.2 million, or 51.0%, $634,000, or 21.1%, and $555,000, or 28.9% respectively; these reductions were partially offset by an increase in competitive access and local exchange revenues of $798,000, or 22.8%, and $1.0 million, or 14.1%, respectively, due primarily to the net addition of 94 telecom customers, representing a 16.5% increase in the customer base.
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

Operating Expenses
      Operating expenses for the year were $424.3 million, an increase of $20.0 million, or 4.9%, from 2002. The increase in operating expenses was largely attributable to increased cable, publishing, and broadcast expenses and partially offset by decreased corporate general and administrative expenses. In addition, during 2003, we recorded an $8.4 million non-cash impairment loss, $5.6 million net of minority interest, resulting from the write-down of our FCC license held by the WAND-TV Partnership.
      Cable Television. Cable cost of revenue was $79.7 million, an increase of $6.0 million, or 8.1%, from 2002. The increase was primarily due to a $3.5 million, or 12.9%, increase in depreciation and amortization to $30.7 million in 2003, attributable to the capital expenditures associated with the rebuild of our Toledo cable system and continued rollout of cable modems and digital cable service. In addition, depreciation expense for the Erie County system was accelerated to modify the useful life of various system assets in anticipation of the completion during the second quarter 2004 of our system rebuild. Basic cable programming expenses increased $1.7 million, or 6.4%, to $27.9 million, due to price increases from programming suppliers. Programming expense for the digital tier increased $845,000, due to an increase in the number of digital subscribers as compared to the prior year.
      Selling, general & administrative expense was $24.9 million, an increase of $3.4 million, or 16.0%, due primarily to increases in personal property tax, worker’s compensation expense, expense related to employee pension benefits, an overall increase in property and casualty insurance rates, and a loss on disposal of assets of $2.0 million resulting from the rebuild of our Toledo and Erie County systems.
      During 2003, the cable operations received assessment notices from the Ohio Department of Taxation (ODT) totaling $541,000 representing sales and use tax on property and services purchased during the period of January 1, 1999 through June 30, 2002 that were used for the Company’s cable modem and other internet services. The cable operations maintain that these purchases are exempted from sales and use tax pursuant to the “used directly in the rendition of a public utility service” exemption, and have appealed the state’s assessment. In light of prior cable industry settlements with ODT concerning customer premise equipment, we chose to accrue for these assessments. At December 31, 2003, the cable operations had accrued $571,000 to cover this exposure. The company, in cooperation with others in the cable industry, discussed with senior ODT administrators a potential resolution to the disputed legal issue. As noted above, a final settlement was reached with ODT, resulting in a reversal of the accrual.

      Newspaper Publishing. Publishing cost of revenue was $182.1 million, an increase of $1.4 million, or 0.8%, from 2002. The increase was due to increases in circulation, advertising and production expense of $272,000, $256,000 and $830,000, respectively, primarily due to contractual wage increases. Newsprint expense increased $815,000, or 2.8%, resulting from a weighted-average price per ton increase of $27.28, or 6.2%, partially offset by a 3.7% decrease in consumption from the prior year. These increases were partially offset by a $733,000, or 6.3%, decrease in depreciation and amortization due primarily to the controlled capital spending at the publishing group subsequent to the 1992 acquisition of the Pittsburgh Press.
      Selling, general and administrative expense was $70.8 million, an increase of $2.2 million, or 3.3%, as compared to the prior year. This increase in expenses is partially due to contractual increases in wages and increased expense related to employee pension benefits. G&A expenses also increased from the year ended December 31, 2002 due to a favorable variance in bad debt expense recognized in the second quarter of 2002 resulting from cash collections on a significant retail account, which had been fully reserved totaling $1.2 million.
      Television Broadcasting. Broadcasting cost of revenue was $23.6 million, an increase of $719,000, or 3.1%, from 2002. The increase results primarily from increases in programming and news expense of $474,000 and $176,000, respectively, partially offset by decreases in engineering expense of $140,000. Depreciation expense increased $214,000, or 8.1%, due to various capital expenditures to maintain operating assets.
      Selling, general and administrative expense was $13.1 million, a decrease of $339,000, or 2.5%, due to a decrease in promotion and administrative expenses of $276,000 and $260,000, respectively, resulting from cost control initiatives. These decreases were partially offset by an increase in sales expense of $197,000.
      Other Communications. Other communications cost of revenue from continuing operations was $9.8 million, a decrease of $80,000, or 0.8%, from 2002. Telecom cost of revenue decreased $144,000, or 1.7%, due to a decrease of $626,000 in long-distance expense, partially offset by increases in technical and information systems expense of $240,000 and $124,000, respectively. Depreciation expense increased $156,000, or 5.0%, due primarily to the telecom capital spending for expansion and improvement of operating assets. Home security alarm system sales and monitoring cost of revenue increased $64,000, or 4.5%.
      Selling, general and administrative expense was $7.6 million, a decrease of $167,000, or 2.1%. Telecom selling, general and administrative expense decreased $544,000, or 7.9%, due primarily to a decrease in gross receipts tax of $171,000 and a decrease in general and administrative expenses of $358,000 due to tight cost controls. Selling, general and administrative expenses for our residential security business increased $376,000, or 42.1%, due primarily to an increase in general and administrative expenses of $316,000, resulting from an increase in bad debt expense and employee benefits.

Operating Income
      Operating income decreased $18.4 million from 2002 to 2003. Cable operating income decreased $1.0 million, or 10.4%. The decrease in cable operating income was primarily due to increased programming expenses and depreciation expense, and a loss on the disposal of assets resulting from the rebuild of our cable systems in Toledo and Erie County; these declines were partially offset by revenue growth generated by rate increases and the continued rollout of advances services.
      Publishing operating income decreased $9.6 million, or 119.1%. The decrease in publishing operating income was due to the continued reduction in advertising sales, resulting from the continued economic softness in the markets we serve.

      Broadcasting operating income decreased $9.3 million, due to an $8.4 million impairment charge recorded during 2003 and lower national and political advertising demand in our markets during 2003, partially offset by increases in local advertising. The impairment charge represents the excess of the carrying value over the determined fair value of the FCC license held by the WAND-TV Partnership. The impairment arises from a write-down of our FCC license resulting from a discounted cash flow forecast that uses industry averages to determine the fair value of the license. The decrease in fair value is the result of the decline in the advertising market during 2001 and 2003, which decreased industry-wide station operating margins.
      Other communications operating income from continuing operations decreased $120,000.
      Corporate general and administrative expenses decreased $1.6 million due to the reduction in compensation expense relating to management bonuses and executive committee stock awards earned in 2002.

Non-Operating Income or Expense
      Our non-operating income and expense consist of interest expense, investment income, change in fair value of interest rate swaps, and any non-recurring items that are not directly related to our primary operations. Net non-operating expense increased $3.2 million, or 28.1%, as compared to the year ended December 31, 2002. This was primarily due to a $21.1 million gain recognized on the like-kind exchange of Monroe Cablevision during 2002. Interest expense decreased $3.3 million, or 14.5%, while investment income increased $984,000, from 2002 to 2003. Interest expense in 2003 decreased due to the decrease in the effective interest rate, partially offset by the increase in outstanding debt. The income attributable to the change in the fair value of our non-hedge interest rate swaps increased $4.6 million as compared to 2002 due to the specific swaps in effect during the two periods and changes in the interest rate environment. Finally, due to the refinancing during 2002, we recorded a $9.0 million loss related to the early extinguishment of debt.

Net Income
      For the year ended December 31, 2003, the company reported a net loss of $40.6 million compared to net income of $2.5 million for the year ended December 31, 2002. The decrease in net income is the result of an $18.4 million decrease in operating income, a $3.2 million increase in net non-operating expense, and a $31.6 million non-cash charge resulting from a valuation allowance recorded against our deferred tax assets. See “Critical Accounting Policies and Estimates” for a full discussion on the deferred tax asset valuation allowance. The non-cash impairment loss recognized in net loss totaled $5.6 million, net of minority interest.

Depreciation and Amortization
      Depreciation and amortization increased $3.0 million, or 6.4%, from 2002 to 2003. The increase in depreciation and amortization was primarily due to the rebuild of our cable systems in Toledo and Erie County, accelerated depreciation expense to modify the expected useful life of various the Erie County System assets in anticipation of a 2004 completion, and other capital expenditures to maintain our operating assets.

Adjusted EBITDA
      Adjusted EBITDA decreased $4.1 million, or 6.3%, from 2002 to 2003. Adjusted EBITDA as a percent of revenues decreased from 15.5% in 2002 to 14.5% in 2003. A reconciliation of adjusted EBITDA to net income is provided above. The decrease in adjusted EBITDA as a percentage of revenue was primarily due to the reduction in publishing advertising revenue resulting from the economic conditions during 2003; this reduction was partially offset by increased revenue from the continued rollout of high margin advanced cable products and the increase in cable service charges. Net loss as a percentage of revenue was 9.6% for the year ended December 31, 2003, as compared to net income as a percentage of revenue at December 31, 2002 of 0.6%. As discussed above, a $31.6 million valuation allowance relating to deferred tax assets was recorded in the fourth quarter of 2003, and the year ending December 31, 2002 included a $13.5 million gain, net of tax, related to the like-kind exchange and a $5.8 million loss, net of tax, on early extinguishment of debt.

Liquidity and Capital Resources
      Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our senior credit facilities. The need for liquidity arises primarily from capital expenditures and interest payable on the senior subordinated notes and the senior credit facility.
      Net cash provided by operating activities was $52.2 million and $42.3 million for the years ended December 31, 2004 and December 31, 2003, respectively. The net cash provided by operating activities is determined by adding back depreciation and amortization, and adjusting for other non-cash items, including $27.0 million of deferred income taxes resulting principally from the valuation allowance recorded during the fourth quarter of 2003. Net cash provided by operating activities also reflects a $3.0 million contribution to the corporate pension plan made in 2004 and a $7.0 million contribution made in 2003. Cash used in investing activities was $53.2 million for the year ended December 31, 2004, compared to $54.9 million for the prior year. Net cash used in investing activities for the year ended December 31, 2003 includes proceeds of $2.0 million from the sale of our investment in the Pittsburgh Pirates, along with the capital expenditures discussed below.
      Our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facility. We made capital expenditures, including capital leases, of $51.2 million and $55.1 million, for the years ended December 31, 2004 and December 31, 2003, respectively. Capital expenditures for the year ended December 31, 2004 were used primarily to complete the rebuild of the Erie County cable system, complete the Pittsburgh Post-Gazette facility upgrade and maintain other operating assets. Capital expenditures for 2003 were primarily used to begin the rebuild of the Erie County cable system, complete the rebuild of the Bedford, Michigan cable plant acquired from Comcast Corp. in the like-kind exchange, begin the first stages of the Pittsburgh Post-Gazette facility upgrade and maintain other operating assets.
      For the year ended December 31, 2005, it is anticipated that we will spend approximately $37.7 million on capital expenditures, including expenditures required for continued deployment of advanced cable products, the launch of residential telephony, continued growth in the telecom customer base, and various other improvements to our operations.
      Financing activities used $6.9 million of cash for the year ended December 31, 2004, compared to $14.4 million of cash provided in the prior year. The financing activities of 2004 include a net pay-down on the senior credit facilities of $5.3 million, compared to a net pay-down in 2003 of $4.3 million. Furthermore, the financing activities of 2003 include two $10.0 million borrowings on the Term Loan A and a $3.6 million mandatory pre-payment on the senior credit facilities due to $7.1 million of excess cash flow generated during the year ended December 31, 2002.
      During the first half of 2002, we refinanced all of our previous debt outstanding. In April 2002, we issued $175 million of 9 1/4% senior subordinated notes and in May 2002, we entered into senior credit facilities including a $40 million delayed draw term loan A, a $75 million term loan B, and an $85 million revolver. The senior credit facilities are guaranteed by substantially all of our present and future domestic subsidiaries and are collateralized by a pledge of substantially all of our and the guarantor subsidiaries’ material assets.

      We have subsequently amended these facilities. Effective September 30 2003, we amended our senior credit facilities to effectively reduced the applicable margin on the Term Loan B facility by 50 basis points. The amendment also converted the $10.0 million outstanding under the Term Loan A facility to loans under the Term Loan B facility. Effective March 19, 2004, we further amended our senior credit facilities to restate various covenant levels and to substitute the fixed charge coverage test with a debt service coverage test. The amendment also places limits on capital expenditures throughout the term of the credit agreement. Effective February 1, 2005, we amended our senior credit facilities to effectively reduce the applicable margin on the Term Loan B and Term Loan A facilities by 50 basis points. The amendment also converts the $4.8 million outstanding under the Term Loan A to loans under the Term Loan B facility effective March 31, 2005. We estimate this amendment will reduce our interest expense over the twelve months following the amendment by approximately $421,000. We were in full compliance with all credit facility covenants at the time of these amendments.
      At December 31, 2004, the balances outstanding and available under our senior credit facilities and subordinated notes were $260.0 million and $68.0 million, respectively, and the weighted-average interest rate on the balance outstanding was 7.37% as adjusted for interest rate swaps in effect. At December 31, 2004, our covenants on our senior credit facilities would allow borrowing of the full availability, $68.0 million, based on our twelve month trailing adjusted EBITDA of $64.5 million. At December 31, 2003, the balances outstanding and available under our senior credit facility and subordinated notes were $265.3 million and $70.9 million, respectively, and the weighted-average interest rate on the balance outstanding was 6.50% as adjusted for interest rate swaps in effect. Interest expense in 2004 increased $335,000, or 1.7%, due to the increase in the effective interest rate, partially offset by the decrease in outstanding debt.
      We have a substantial amount of debt, and our high level of debt could have important consequences. Notwithstanding this substantial debt, we believe that funds generated from operations and the borrowing availability under our senior credit facilities will be sufficient to finance our current operations, our cash obligations in connection with the planned capital expenditures, and our financial obligations for the next twelve months.
      The following summarizes our contractual obligations as of December 31, 2004, including periods in which the related payments are due (in 000’s):

	2005	2006	2007	2008	2009	Thereafter	Total

Subordinated notes, as adjusted for fair value hedge	$—	$—	$—	$—	$177,876	$—	$177,876
Senior term loans	842	842	842	842	80,811	—	84,179
Revolver	—	—	—	—	783	—	783
Capital leases	417	446	473	443	300	426	2,505

Total long-term debt	1,259	1,288	1,315	1,285	259,770	426	265,343
Broadcast rights payable	5,609	2,111	1,167	437	16	—	9,340
Broadcast rights commitments	744	2,812	2,578	2,526	1,781	3,672	14,113

Total broadcast rights	6,353	4,923	3,745	2,963	1,797	3,672	23,453
Pension obligations(1)	7,600	8,000	9,800	9,600	9,000	5,005	49,005
Post-retirement medical obligations(1)	4,972	4,768	4,984	5,108	5,242	80,163	105,237
Operating leases	1,892	1,230	830	736	434	1,988	7,110

Total contractual obligations	$22,076	$20,209	$20,674	$19,692	$276,243	$91,254	$450,148

(1)	The contractual obligations for pensions and post-retirement medical benefits reflect the unfunded actuarially determined accumulated benefit obligations, which differ from the amounts recorded in our financial statements. See Notes 8 and 9 to our consolidated financial statements for further information on pension and post-retirement medical obligations. Maturities presented here reflect projected contributions for these obligations over the next five years. Actual experience may differ from these estimates.

      At December 31, 2004, we have recorded recoverable Federal income tax of $6.0 million, which includes the effect of new Federal tax legislation that increases the carryback period for net operating losses.
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
      In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued and applies to fiscal years beginning after December 31, 2002. SFAS No. 146 requires certain costs associated with a restructuring, discontinued operation or plant closing to be recognized as incurred rather than at the date of commitment to an exit or disposal plan. The loss on disposal recognized in connection with the 2003 discontinuation of certain operations as discussed in Note 3 reflects the adoption of this standard.
      In November 2004, SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4, was issued and applies to fiscal years beginning after June 15, 2005. SFAS No. 151 clarifies the accounting for idle facility expense, spoilage, double freight and rehandling costs in inventory pricing. The statement also requires that fixed costs for production overhead be allocated based on the normal capacity of the production facility. The adoption of this standard is expected to have no impact on the Company’s financial position or results of operations.
      In December 2004, SFAS No. 153, Accounting for Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, was issued and applies to non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 replaces the exception in Opinion 29 for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under the statement, a non-monetary exchange is deemed to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this standard is expected to have no impact on the Company’s financial position or results of operations.
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

      Weighted average assumptions used each year in accounting for pension benefits and other postretirement benefits are:

			Other
	Pension		Postretirement
	Benefits		Benefits

	2004	2003	2004	2003

Discount rate for expense	6.25%	7.00%	6.25%	7.00%
Discount rate for obligations	6.00%	6.25%	6.00%	6.25%
Increase in future salary levels for expense	4.62%	4.99%	—	—
Increase in future salary levels for obligations	4.34%	4.62%	—	—
Long-term rate of return on plans’ assets	8.16%	8.78%	—	—
      We expect to use a weighted-average long-term rate of return assumption of 8.18% in 2005, consistent with the expected rate of return estimated in accordance with our established investment policies. On a weighted average basis, the investment policies call for an allocation that consists of 63% equity securities and 37% fixed income securities. The long-term rate of return assumption is subject to change due to the fluctuation of returns in the overall equity and debt markets. As of the date of this report, a hypothetical one hundred basis point decrease in our long-term rate of return assumption would result in a $1.8 million increase in our net pension expense. In 2004, the pension plans’ assets earned a weighted-average return of approximately 9.0%, compared to a return of 13.9% in the prior year. We will use a discount rate of 6.00% for expense in 2005.
      Our pension plan asset allocations as of the measurement date for years ending December 31, 2004 and December 31, 2003, were as follows (in thousands):

Asset Category	December 31, 2003		December 31, 2002

Equity securities	$112,031	62.4%	$99,466	59.3%
Fixed income securities	$58,458	32.6%	$50,901	30.4%
Other assets, including cash and equivalents	$8,925	5.0%	$17,270	10.3%
Total	$179,414	100.0%	$167,637	100.0%
      Our current 2005 target allocation for pension plans assets is a weighted-average of 63% in equity securities and 37% in fixed income securities and other assets. As a result of all the assumptions provided above, we expect to incur a net periodic pension expense of $9.4 million in 2005 as compared to net periodic pension expense of $9.3 million in 2004.
      For purposes of measuring 2004 postretirement health care costs, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The annual rate of increase for 2005, 2006 and 2007 was assumed to be 10%, 9%, and 8%, respectively. The rate was assumed to decrease gradually to 5% through 2014 and remain at that level thereafter. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law. Provisions of the Act include a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We provide a prescription drug benefit for certain groups of retirees and have assessed that benefit to be at least actuarially equivalent to the benefit provided under Medicare Part D based on the available information. Accordingly, under the guidance of Financial Accounting Standards Board Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2) we have accounted for anticipated subsidies under the Act.

      In accordance with FSP FAS 106-2, we have elected retroactive application to the date of enactment and remeasured the plans’ accumulated postretirement benefit obligation (APBO) to include the effects of the subsidy as of December 31, 2003, the plans’ normal measurement date following the enactment of the Act. This remeasurement, resulting in a reduction of $11,323,000 in the plans’ APBO, has had no impact on our results of operations for the year ended December 31, 2003. However, net periodic non-pension postretirement benefit cost for the 2004 fiscal year was reduced by $2.0 million. Anticipated subsidy receipts are estimated to be $446,000 in 2006, $499,000 in 2007, $550,000 in 2008, $591,000 in 2009, and $3,588,000 for the years 2010 through 2014. Various factors may cause actual experience to differ from these estimates.
      Assumed health care costs trend rates have a significant effect on the amounts reported for health care plans. As of the date of this report, a one hundred basis point change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease

Net non-pension retirement benefit expense	$3,131	$(1,744)
Benefit obligation	$13,880	$(36,451)
      We plan to contribute approximately $7.5 million to our union, non-union, and non-qualified pension plans and approximately $5.0 million to our other postretirement benefit plans in 2005. Various factors may cause actual contributions to differ from this estimate.
Income taxes
      In determining income (loss) for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109 also requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.
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
      In conjunction with the filing of our annual report on Form 10-K, we are required to reassess all significant estimates and judgments made in our financial statements, considering any additional information available. In performing our updated analysis of the realizability of our deferred tax assets, we considered the continued economic softness and the impact the economy had on our lines of business. Our projections for future periods continue to reflect the current economic status and the anticipated increases in related employee costs and benefits due to instability of discount rates. After performing our updated analysis and after considering all available evidence, both positive and negative, we concluded that a valuation allowance for our deferred tax assets was still required as of December 31, 2004.
      We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

Broadcast rights
      Broadcast rights consist principally of rights to broadcast syndicated programs, sports and feature films and are stated at the lower of cost or estimated net realizable value. The total cost of these rights is recorded as an asset and a liability when the program becomes available for broadcast. We amortize these broadcast rights assets on the straight-line method over the number of estimated showings. At December 31, 2004 we had a net broadcast rights liability of $78,000, compared to a net broadcast right liability of $201,000 at December 31, 2003.
      We periodically review our broadcast rights inventory based on a program-by program review of our broadcast plans to ensure the assets are recorded at the lower of cost or estimated net realizable value. Any determined impairment is written-off in the period identified. Actual write-offs in 2004 and 2003 were $63,000 and $324,000, respectively.
Goodwill and other intangible assets
      Effective January 1, 2002, we adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Purchased goodwill and indefinite lived intangible assets are no longer amortized but reviewed annually for impairment or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal, or other means continue to be amortized over their useful lives. Under SFAS No. 142, the impairment review of goodwill and other intangible assets not subject to amortization must be based generally on fair values. The estimated fair values of these assets subject to the impairment review, which include goodwill, FCC broadcast licenses, and other intangibles, were calculated as of December 31, 2004 and 2003 based on projected future discounted cash flow analyses. The development of cash flow projections used in the analyses requires the use of assumptions regarding revenue and market growth. The analyses used discount rates based on specific economic factors. Since the estimated fair values of these assets used in the impairment calculation are subject to change based on our financial results and overall market conditions, future impairment charges are possible.
      As required by SFAS No. 142, we performed our annual impairment analysis of indefinite-lived intangibles during the fourth quarter of 2004. The fair values of reporting units used in the analysis of goodwill are determined through the use of a discounted cash flow valuation method based on the cash flows of the reporting unit and other market indicators. If required, the implied fair value of goodwill is determined by allocating the determined fair value of the reporting unit to its assets and liabilities and calculating the amount of unit fair value in excess of the sum of the fair values of its assets and liabilities. The fair values of indefinite-lived intangibles are determined through the use of a discounted cash flow valuation method based on the cash flows allocable to the specific asset and other market indicators. No impairment has been recognized based upon the results of that analysis.
      As a result of the prior year analysis, we recognized an impairment loss of $5,613,299, net of minority interest, for the year ended December 31, 2003. The total loss, before minority interest, of $8,378,058 represents the excess of the carrying value over the determined fair value of the FCC license held by the WAND-TV Partnership. The impairment arises from a write-down of our FCC license resulting from a discounted cash flow forecast that uses industry averages to determine the fair value of the license. The decrease in fair value is the result of the decline in the advertising market during 2001 and 2003, which decreased industry-wide station operating margins. This loss is reported in the statement of operations as an operating expense. The impaired asset is reported in the broadcasting segment for purposes of segment reporting.

      The Company classifies the following intangible assets as amortizable under the provisions of SFAS No. 142 based upon definite lives:

	2004		2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Franchise agreements	$9,264,000	$2,033,798	$9,264,000	$1,294,235
Subscriber lists	4,000,000	4,000,000	4,000,000	3,666,667
Agreements not to compete	1,355,000	1,280,000	1,355,000	1,103,445
Other intangibles	1,258,458	756,684	1,258,458	716,510

	$15,877,458	$8,070,482	$15,877,458	$6,780,857

      Amortization expense recognized for the above assets is expected to be $1,133,402 in 2005; $785,079 in 2006, $781,500 in 2007 and $756,500 in 2008 and 2009.
      The following intangible assets have been identified as non-amortizable based upon indefinite useful lives and have not been amortized during the years ended December 31, 2004 or 2003:

	December 31

	2004	2003

Goodwill	$52,034,273	$51,987,021
FCC licenses	19,938,123	19,938,123
Other intangibles	525,000	525,000

	$72,497,396	$72,450,144

      Our goodwill is allocated to reportable segments as follows:

	December 31

	2004	2003

Publishing	$48,080,123	$48,080,123
Cable	1,416,002	1,416,002
Broadcasting	809,078	809,078
Corporate and Other	1,729,070	1,681,818

	$52,034,273	$51,987,021

Self-insurance liabilities
      We self-insure for certain medical benefits, workers’ compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods, historical experience, and current trends. The liabilities include amounts for actual claims, claim growth and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks totaled $9.6 million and $9.1 million at December 31, 2004 and 2003, respectively.
Accounts receivable allowances
      Our accounts receivable are primarily due from advertisers and customers receiving various services provided by our newspapers, cable, telecom and security monitoring operations. Credit is extended based on an evaluation of a customer’s financial condition. We maintain an allowance for doubtful accounts, rebates and volume discounts. At December 31, 2004 and 2003, our allowance for accounts receivable was $3.8 million and $3.5 million, respectively.

Stock-based compensation
      Executive committee members are entitled to receive incentive compensation payable in shares of non-voting common stock. During the year ended December 31, 2002, we recognized $1.5 million in compensation expense for 3600 shares earned in 2002. As a result, 1,808 shares, net of taxes withheld, were issued in 2003. No shares were earned in the years ended December 31, 2003 or December 31, 2004. We account for our stock-based compensation in accordance with FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which provides that compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as compensation expense over the vesting or service period. We previously adopted the fair value method of accounting for stock-based compensation; therefore, all years presented reflect this method.
Revenue Recognition
      The Company recognizes revenue when it is realized or realizable and has been earned. Sales are considered earned when persuasive evidence of an arrangement exists, services or products are delivered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Net sales for all segments are comprised of gross sales less rebates, discounts and allowances. Net broadcasting sales are also net of agency commissions.
      We bill for certain products and services prior to performance. Such services include newspaper subscriptions and cable, telephony and security monitoring services. These advance billings are included in deferred revenues and recognized as revenue in the period in which the newspapers or services are provided.
      See the footnotes to our audited financial statements for detailed disclosures of our revenue recognition policies.
Factors That Could Affect Future Results
We have substantial debt and have significant interest payment requirements, which may adversely affect our financial health and our ability to react to changes in our business.
      We have a significant amount of indebtedness. At December 31, 2004, we have total indebtedness of $265.3 million. In 2004, our earnings were insufficient to cover fixed charges by $6.6 million.
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

      Furthermore, we will need to refinance all or a portion of our debt within the next few years due to the maturity dates of our senior credit facilities. Our ability to successfully refinance will be dependent upon our financial condition, as well as, the condition of the financial markets at that time.
Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.
      We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the agreements relating to our subordinated notes and senior credit facilities do not fully prohibit us or our subsidiaries from doing so. As of December 31, 2004, we have approximately $68.0 million available under our senior credit facilities. Our covenants on our senior credit facilities would allow borrowing of the full $68.0 million based on our twelve month trailing adjusted EBITDA of $64.5 million. All borrowings under our senior credit facilities are secured by substantially all of our existing assets and rank senior to the subordinated notes and the subsidiary guarantees. If new debt is added to our and our subsidiaries’ current debt levels, the leverage-related risks described above could intensify.
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
      As of December 31, 2004, we have recorded $56.2 million of additional minimum pension liability due to a consolidated accumulated benefit obligation in excess of the fair value of plan assets. The uncertainty of financial markets could cause historical trends to not be indicative of future pension contributions and net periodic pension costs.
Reductions in advertising could adversely affect our results of operations.
      A large majority of our revenue from newspaper publishing and substantially all of our revenue from television broadcasting are derived from many different classifications of advertisers. Beginning in the fourth quarter of 2000, we faced a general slowdown in advertising. Although we enjoyed a slight improvement in 2004, our advertising revenue levels remain substantially below prior years. If this situation continues, our results of operations will continue to be adversely affected.
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
      Our businesses operate in a very competitive environment and are subject to actual and potential competition from various sources.

Cable
      Our cable systems face competition from:

•	alternative methods of receiving and distributing video programming, including:

•	over-the-air television broadcast stations;

•	direct broadcast satellite (DBS);

•	satellite master antenna television systems, which use one central antenna to receive and deliver television programming to a concentrated group of viewers, such as in apartments, hotels or hospitals;

•	technology which delivers cable channels through the digital frequencies of local television broadcast station partners;

•	data transmission and Internet service providers; and

•	other sources of news, information and entertainment such as newspapers, movie theaters, live sporting events, other entertainment events and home video products, including VCRs, DVRs, and DVDs.
      In addition, our cable systems face or may face additional competition from new sources, including regional Bell operating companies, other much larger cable television companies, other multichannel video providers, other telephone companies, public utility companies and other entities that are in the process of entering the cable businesses in other parts of the country; and broadcast digital television, which can deliver high definition television pictures, digital-quality programs and CD-quality audio programming. Specifically, SBC and Verizon, which both operate in the Toledo metropolitan area, have announced their intention nationally to enter the multichannel video business with new advanced delivery systems.
      We will also face competition from providers of alternatives to our high-speed Internet services. Competitors, including telephone companies, have introduced digital subscriber line technology (also known as DSL), which allows Internet access over traditional phone lines at data transmission speeds greater than those available by a standard telephone modem. We also face competition from wireless broadband Internet services. We cannot predict the impact these competing broadband technologies will have on our Internet access services or on our operations. Our high-speed Internet services will also continue to face competition from traditional lower speed dial-up Internet service providers, which have the advantage of lower price and in some cases proprietary content and nationwide marketing. Power utilities have developed technology that permits them to provide high-speed Internet services over existing power lines.

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
We may be adversely affected by federal judicial or regulatory decisions regarding our cable companies’ obligations to carry the signals, including digital signals, of over-the-air television stations.
      Cable systems have long been obligated, under federal retransmission-consent and must-carry rules, at the election of local broadcasters either to carry local over-the-air broadcast signals or to negotiate with local broadcasters for carriage of those signals. This process has been greatly complicated by the advent of digital broadcast signals. While the FCC has ruled that broadcasters do not currently have must-carry rights for their digital signals, broadcasters remain interested in maximizing carriage for those signals. As a result, negotiations with broadcasters over the terms and conditions of retransmission consent for their analog signals have become considerably more complex. We cannot predict how these matters will be resolved, either by governmental action or in the private marketplace. If as a result of these changes we have more difficulty reaching agreements with local broadcasters, thereby impairing our carriage of their signals, or we are obligated to devote substantial portions of our capacity to carriage of the digital signals of broadcasters, our ability to compete in the market for multichannel video customers may be adversely affected.
We may be adversely affected by regulatory measures that do not treat all multi-channel video providers equally, placing our cable system at a competitive disadvantage.
      Our cable systems are subject to numerous federal, state, and local regulatory schemes. These schemes are designed and intended to apply to traditional cable companies and they have the effect of increasing the costs of our cable operations, both indirectly, through measures that require the time and attention of our personnel, and directly, through franchise fees that we collect from our customers and pass on to the local governments. Not all of these measures apply to our competitors; for example, at present direct-broadcast satellite services do not pay franchise fees. If the regulatory schemes, and accompanying costs, applicable to cable do not apply equally to our competitors, that inequality could have a material adverse effect on our business and our results of operations.
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

We may be adversely affected by federal judicial and regulatory decisions regarding the operation of, and competitor’s access to, our high-speed networks.
      In 2002, the FCC decided that cable operators offering integrated high-speed Internet services are not subject to common-carrier requirements to offer the transport functions underlying their Internet services on a stand-alone basis to unaffiliated Internet service providers. In October 2003, a three-judge panel vacated that decision, and directed the FCC to reconsider it. The U.S. Supreme Court has agreed to review the Ninth Circuit’s decision. We cannot predict what the Supreme Court will do, or how it will resolve the questions of whether, to what extent, and on what terms the cable operators are required to open their networks to Internet-service competitors.
      The FCC has a separate rulemaking pending to assess issues concerning the regulation of broadband Internet services provided over cable systems, including whether the FCC can and should exercise authority to develop a new regulatory framework for Internet service provided over cable systems as a facilities-based interstate information service and the role, if any, of state and local governmental authorities in regulating such services. Similarly, in a rulemaking proceeding involving regulation of incumbent local exchange carriers’ broadband services, the FCC has proposed to classify broadband Internet services provided by local telephone companies over their own wireline facilities as “informational services.”
      Adverse decisions by the Supreme Court or the FCC may affect significantly cable operators’ regulatory obligations, including whether operators will be required to (i) obtain additional local authority to use the local rights-of-way for the delivery of high-speed Internet services; (ii) pay local governmental franchise fees and/or federal and state universal service fees on high-speed Internet service revenues; or (iii) open their systems up for use by third party ISPs or others who may want to use a system’s transmission capacity to deliver services to subscribers.
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
As we introduce new cable services, including residential telephony, a failure to predict and react to consumer demand or to successfully integrate new technology could adversely affect our business.
We may be adversely affected by strikes and other labor protests.
      The employees of our Toledo cable system include three collective bargaining units represented by the Brotherhood of Teamsters. One of these includes technicians responsible for repair and ongoing maintenance of our cable plant; another comprises the employees who program our cable converter boxes, and the third includes employees responsible for construction and installation. The current collective bargaining agreements for these employees expire in 2008, 2009, and 2007, respectively.
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
Risks Related to Our Newspaper Publishing Business
The role of newspapers is threatened by competing communications and entertainment technologies, by changes in the news preferences of consumers, and by structural changes in the industry and the market.
      For the past several decades, the introduction of new communications and entertainment technologies has eroded the once-dominant position of newspapers as a source of news and information. Americans are reading newspapers less than in the past, and this trend is even more pronounced in younger age groups. The American culture appears to be undergoing a significant, even dramatic shift and blurring of the concepts of news, journalism, information, and entertainment. Indeed, there is some indication that Americans, particularly those in younger demographic groups, are less interested in news generally, at least as that term has been traditionally understood.
      At the same time, changing technologies have markedly altered the economies of the news business in a way that threatens the traditional and historical model of the print newspaper. The production of printed newspaper is an expensive endeavor, involving significant labor, machine, and paper costs in the collection, preparation and presentation of news and the production, collation, and delivery of newspapers. These costs increase over time because of secular inflation. To some degree, they are controllable by staffing reductions, but these measures can be sharply constrained in a unionized environment.
      In the traditional newspaper business model, these costs are covered by revenues from circulation and advertising. But those revenue sources are threatened by the changes in the industry and the market. Circulation revenues erode as the number of persons willing to spend money to buy the newspaper declines; newspaper readers have numerous options for obtaining the news and information they want, which often is available for free over the Internet. Likewise, newspaper advertisers are increasingly evaluating the cost-effectiveness of traditional print advertising, considering instead more targeted advertising, whether it be in zoned print publications or more innovative forms of advertising, such as Internet advertising.

      While we are making use of the Internet and exploring other strategies to adapt to these changes and challenges, we are unable to predict the extent to which these technologies may adversely, even fundamentally affect our newspaper publishing business.
We may be adversely affected by variations in the cost of newsprint.
      Newsprint and ink expense represents our largest raw material expense and, after labor costs, is the most significant operating cost of our newspaper publishing operations. Although we have a contract to supply newsprint for our publishing operations, the contract expires at the end of 2006, and pricing under the contract varies with market conditions. Newsprint costs vary widely from time to time, and price changes in newsprint can significantly affect the overall earnings of our newspaper publishing operations. We cannot assure you that our publishing operations will not be exposed in the future to volatile or increased newsprint costs, which could have a material adverse effect on our business and results of operations.
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

Risks Related to Our Television Broadcasting Business
We may be adversely affected if the federal regulatory structure that controls ownership and operation of television stations does not change to account for changes in the structure and economics of the television broadcasting business.
      The FCC with the input of the federal courts in implementing congressional legislation has established a very extensive set of regulations that control the ownership and operation of television stations. Among other things, these rules limit the number of television stations that a company can own or operate in a single market. The financial viability of our television operations is affected by these regulations. As the economic structure of the television business changes, through consolidation of ownership and related alterations, the continuing financial viability of our television stations may be adversely affected if the regulatory structure that limits combined ownership and operation of television stations does not change.
Our television broadcasting operations could be adversely affected if we fail to renew or continue on favorable terms, if at all, our network affiliations.
      We have one affiliation agreement with NBC, one with ABC and one with UPN. Currently, our affiliation agreement with ABC expires in September 2005. This agreement will not be renewed. The affiliation agreements governing the relationship between Fox and our two Fox-affiliated stations are unsigned. Our network affiliation agreements are subject to termination by the networks under certain circumstances. We cannot assure you that our affiliation agreements will be renewed, that Fox will continue its relationship with us, or that each network will continue to provide programming to affiliates on the same basis as it currently provides programming. The non-renewal or termination of a network affiliation could adversely affect our business.
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
      Emerging technologies that allow viewers to digitally record, store and play back television programming may decrease viewership of commercials and, as a result, lower our advertising revenues.
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
      All of our television broadcasting stations are meeting the FCC requirement to be broadcasting in digital. Three of the five stations broadcasting in the digital format are operating at reduced power and antenna heights under an FCC temporary station authorization. The FCC will require these stations to increase power and antenna height to the presently licensed maximum values in order to maintain full-power licensure. This future build-out and conversion of these stations will result in capital expenditures estimated at $4.4 million. Failure to complete the build-out, when required by the FCC, could result in fines, penalties, and loss of the FCC license.

      The implementation of these regulations will expose our business to the following additional risks:

•	The digital technology may allow us and our competitors to broadcast multiple channels, compared to only one today. We do not know what impact this will have on the competitive landscape or on our results of operations. We cannot predict whether or at what cost we will be able to obtain programming for the additional channels. Increased revenues from the additional channels may not make up for the conversion cost and additional programming expenses. Also, multiple channels programmed by other stations could increase competition in our markets.

•	The geographic coverage and power disparities related to digital signals could put us at a disadvantage to at least some of our competitors in certain markets. Furthermore, the higher power required to operate our analog VHF channel that was assigned a UHF digital channel with comparable geographic signal coverage may translate into higher electricity costs for this station.

•	In some cases, when we convert a station to digital television, the signal may not be received in as large a coverage area, or it may suffer from additional interference.

•	In February 2005, the FCC reaffirmed its January 2001 decision that its must-carry rules do not apply to digital signals while analog signals that are subject to must-carry are still being broadcast, and broadcasters do not have mandatory must-carry rights for their digital signals. Thus, cable customers in our broadcast markets may not receive our digital signal, which could negatively impact our stations.
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
Our Louisville television operations may be adversely affected if we are not able to reach a suitable agreement with a television-rating service.
      Our agreement with the Nielsen rating service expired at the end of January 2005 and we have been thus far unable to reach agreement on terms for a new contract. While we are intent on maintaining our relationships with our advertisers, and on demonstrating the viewership of our programs and the value of our product, we cannot predict the effect on our ability to sell advertising of not subscribing to the Nielsen service.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our interest rate risk, we have entered into interest rate swaps. As of December 31, 2004, our interest rate swap agreements expire in varying amounts through April 2009.
      The fair value of $85.0 million of our long-term debt approximates its carrying value as it bears interest at floating rates. As of December 31, 2004, the estimated fair value of our interest rate swap agreements was a liability of $801,000, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. This is reflected in our financial statements as other long-term obligations. Changes in the fair value of derivative financial instruments are recognized either in income or as an adjustment to the carrying value of the underlying debt depending on whether the derivative financial instruments qualify for hedge accounting. The fair market value and carrying value of our 9 1/4% senior subordinated notes were $189.9 million and $177.9 million, as adjusted for the fair value hedge, as of December 31, 2004, respectively.
      As of December 31, 2004, we had entered into interest rate swaps that approximated $205.0 million, including the effect of any offsetting swaps, or 78.9%, of our borrowings under all of our credit facilities. The interest rate swaps consist of $85.0 million relating to our revolving credit and term loan agreements, and $175.0 million principal amount of the senior subordinated notes. In addition, we had entered into an interest rate swap agreement that has the economic effect of substantially offsetting $55.0 million of the swap agreements totaling $85.0 million. In the event of an increase in market interest rates, the change in interest expense would be dependent upon the weighted average outstanding borrowings and derivative instruments in effect during the reporting period following the increase. Based on our outstanding borrowings and interest rate swap agreements as of December 31, 2004, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $550,000.

Item 8.	Financial Statements and Supplementary Data
      Reference is made to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      The Chairman and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as December 31, 2004, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
      There was no change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The table below sets forth information about our executive officers and Board of Directors:

		Director
	Age	Since	Positions With the Company

Allan J. Block *	50	1985	Chairman of the Board of Directors
John R. Block *	50	1985	Vice Chairman; Editorial Director; Director
Diana E. Block *	32	2002	General Manager, Pittsburgh Post-Gazette; Director
William Block, Jr. *	60	1985	Director
David G. Huey	57	2002	President; Director
Gary J. Blair	59	1999	Vice President and Chief Financial Officer; Director
Jodi L. Miehls	33	—	Treasurer; Principal Accounting Officer
Fritz Byers	49	1999	Secretary; General Counsel; Director
Karen D. Johnese	57	1991	Director
Donald G. Block	51	1985	Director
Mary G. Block	72	1987	Director
Barbara B. Burney	55	2003	Director
Cyrus P. Block	59	1991	Director
Harold O. Davis	75	2002	Director

*	Denotes members of the Executive Committee
      Allan J. Block was appointed Chairman of the Board of Directors effective December 17, 2004 and is member of the Executive Committee. Prior to becoming Chairman, he served as Managing Director from 2002 through 2004, prior to that he directed our cable and broadcast divisions from 1989 through 2001. Mr. Block holds a B.A. degree from the University of Pennsylvania.
      John R. Block is a Director and member of the Executive Committee and was appointed Vice Chairman of the Board and publisher of our two newspapers effective January 1, 2002. Prior to that he directed the news and editorial functions of our two newspapers from 1989 through 2001. Mr. Block holds a B.A. from Yale University.
      Diana E. Block was appointed a Director and member of the Executive Committee in 2002 and in 2004 was appointed General Manager for the Pittsburgh-Post Gazette. Previously she served as the Director of Operations, and Director of Systems and Technology for the Pittsburgh-Post Gazette from January 2002. She attended Carnegie Mellon University from 2000 to 2001, where she received her master’s degree. Previously, she held several positions with the Pittsburgh Post-Gazette beginning in 1998. Ms. Block also holds a B.A. from Yale University and a master’s degree from the University of Virginia.
      William Block, Jr., is a Director and member of the Executive Committee. He served as Chairman of the Board of Directors from 2002 until December 17, 2004. Prior to that, he served as President of the Company from 1987 through 2001. Mr. Block holds a B.A. degree from Trinity College and a J.D. from Washington and Lee University.
      David G. Huey was promoted to President and a Director effective January 1, 2002. Prior to that, he served as President of our cable operations since 1990. Mr. Huey holds a B.S. degree from the University of Toledo.

      Gary J. Blair has served as Vice President and Chief Financial Officer since 1990 and is a Director. Prior to that he served as Finance Director. Mr. Blair holds a B.S. degree and an M.B.A. from Bowling Green State University. Mr. Blair is also a Certified Public Accountant.
      Jodi L. Miehls was appointed Treasurer in April 2002. Prior to that she served as Assistant Treasurer and Director of Finance. Ms. Miehls holds a B.S.B.A. degree from The Ohio State University. Ms. Miehls is also a Certified Public Accountant.
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

Code of Ethics
      In October 2003, we adopted a Code of Ethics for our Managing Director and Senior Financial Officers. The Code of Ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003. In October 2004, we adopted the same Code of Ethics for all our employees. We also established a hotline for reporting alleged violations of the Code of Ethics and established procedures for processing complaints.

Item 11.	Executive Compensation
      The following table sets forth information concerning the compensation paid for 2004, 2003 and 2002 to our five most highly compensated executive officers (the “named officers”):

	Annual Compensation(1)
			All Other
Name and Principal Positions Held	Salary	Bonus(2)	Compensation(3)

Allan J. Block, Chairman of the Board of Directors and Director(4)
2004	$449,446	$50,000	$16,098
2003	$480,808	—	$15,798
2002	$468,964	$467,173	$14,798
William Block, Jr., Director(4)
2004	$446,850	$50,000	$84,428
2003	$480,808	—	$84,128
2002	$468,964	$467,173	$83,128
John R. Block, Vice Chairman, Editorial Director and Director
2004	$449,446	$50,000	$76,636
2003	$480,808	—	$35,586
2002	$468,964	$467,173	$34,586
Diana E. Block, General Manager of the Post-Gazette and Director
2004	$449,446	$50,000	$19,120
2003	$439,616	—	$18,820
2002	$287,196	$467,173	$14,195
David G. Huey, President and Director
2004	$373,380	$40,745	$41,049
2003	$356,313	$99,000	$47,041
2002	$325,000	$128,700	$40,468

(1)	The incremental cost of personal benefits provided to any named officer did not exceed the lesser of $50,000 or 10% of aggregate salary and bonus.

(2)	The amounts reported in this column for 2004 represent cash bonuses based on 2004 EBITDA performance that were paid in 2005. The amounts reported in this column for 2002 represent the value of non-voting common stock of the company that was issued as part of the Executive Committee’s compensation package for 2002. Each member of the Executive Committee was awarded 900 shares of non-voting common stock. The assigned per share value of theses shares was $407.97. Of the 900 shares, 448 shares were retained by the company to cover the individual’s withholding taxes on the total shares awarded. The remaining 452 shares each were issued to the individuals. These shares vested immediately. We do not have any incentive plans in existence under which the company grants stock options.

(3)	The 2004 amounts reported in this column consist of (1) life insurance premiums of $3,798 for Allan J. Block, $72,128 for William Block, Jr., $64,336 for John R. Block, $6,820 for Diana E. Block and $18,646 for Mr. Huey and (2) employer contributions to a 401(k) plan and a supplemental deferred compensation plan of $12,300 for Allan J. Block, $12,300 for William Block, Jr., $12,300 for John R. Block, $12,300 for Diana E. Block and $22,403 for Mr. Huey.

(4)	William Block, Jr. resigned as Chairman of the Board of Directors effective December 17, 2004. Mr. Block remains a Director and a member of the Executive Committee. Effective the same date, Allan J. Block was appointed Chairman of the Board of Directors.
      Mr. Huey participates in a Phantom Stock Plan under which the Executive Committee may award to key employees phantom stock units representing values determined by the Company of a hypothetical percentage interest in one of our subsidiaries. Phantom stock unit awards vest in increments of 25% for each year of employment after the date of the award and are payable in cash after eight years from the date of the award based on the value of the units at that time. No dividends or dividend equivalents are paid on phantom stock awards. No phantom stock awards were made to Mr. Huey in 2004, 2003 or 2002. As of December 31, 2004, the most recent valuation date, the book value of the phantom stock units held by Mr. Huey was $354,000.

Retirement Plans
      Effective December 17, 2004, William Block Jr. resigned as Chairman of the Board and Chairman of the Executive Committee. However, he will remain an active member of the Executive Committee and of the Board. Upon his resignation, we entered into a compensation agreement which provides that so long as Mr. Block is a member of the Executive Committee or the Board, he will be paid annual compensation equal to the greater of (1) 70% of the then-current base salary of Allan J. Block, or if he is no longer employed by the Company, of John R. Block or (2) 70% of the average of Mr. Block’s annual base salaries for the period January 1, 2000 to December 17, 2004. If Mr. Block is no longer a member of the Executive Committee or the Board, he will receive until his death the annual compensation in clause (2) of the preceding sentence. Mr. Block will not be eligible to participate in the Executive Committee’s bonus plan. The Company will continue for the duration of their lives to provide Mr. Block and his wife the same life insurance, 401 (k), hospitalization, major medical and other benefit plans as in effect from time to time for members of the Executive Committee, as well as tax preparation assistance. In the event of a change of control, as defined in the agreement, Mr. Block will be entitled to a lump sum payment of the present value of the compensation and benefits described above, plus any excise taxes resulting from such payment.
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

      We have a defined benefit pension plan and supplemental retirement plan in which our other executive officers participate. The following table shows the estimated annual benefits payable under these plans upon normal retirement at age 65 to participating employees, including certain executive officers, in selected compensation and years-of-service categories:

	5-Year Average Compensation
Years of
Service	$200,000	$300,000	$400,000	$500,000	$600,000

5	$21,250	$31,875	$42,500	$53,125	$63,750
10	46,250	69,375	92,500	115,625	138,750
15	71,250	106,875	142,500	178,125	213,750
20	96,250	144,375	192,500	240,625	288,750
25	121,250	181,875	242,500	303,125	363,750
30	146,250	219,375	292,500	365,625	438,750
      The amounts shown in the table are straight-life annuity amounts, assuming no election of any available survivorship option, and are subject to offset for social security benefits. Benefits under the plans are based on the average of the participant’s covered compensation for the five years preceding retirement, with covered compensation consisting of salary and bonus. As of December 31, 2004, Mr. Huey had 19.8 years of credited service under these plans.

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
      The following table shows as of March 23, 2005 the amount and nature of beneficial ownership of each class of our outstanding capital stock by (1) each director (2) each executive officer named in the above Summary Compensation Table, (3) each beneficial owner of 5% or more of our Voting Common Stock and (4) all directors and executive officers as a group:

	Voting Common Stock		Non-Voting Common Stock			Class A Stock

	Amount and		Amount and			Amount and
	Nature of	Percent	Nature of		Percent	Nature of	Percent
	Beneficial	of	Beneficial		of	Beneficial	of
Name	Ownership(1)	Class	Ownership(1)		Class	Ownership(1)	Class

Allan J. Block(3)	7,350	25.0%	101,731	(2)	23.7%	1,537	12.2%
William Block, Jr(3)	7,350	25.0%	36,112		8.4%	1,300	10.3%
John R. Block(3)	7,350	25.0%	101,731	(2)	23.7%	1,537	12.2%
Diana E. Block	—	—	1,975		0.5%	320	2.5%
David G. Huey	—	—	—		—	—	—
Gary J. Blair	—	—	—		—	—	—
Fritz Byers	—	—	—		—	—	—
Karen D. Johnese	—	—	542		0.1%	—	—
Donald G. Block	—	—	6,884		1.6%	1,660	13.2%
Mary G. Block	—	—	8,221		1.9%	1,297	10.3%
Cyrus P. Block	—	—	71,067	(2)	16.6%	2,970	23.5%
Harold O. Davis	—	—	—		—	—	—
Barbara B. Burney	—	—	4,038		0.9%	800	6.3%
William Block(3)	7,350	25.0%	224,354		52.3%	—	—
All directors and executive officers as a group (13 persons)	22,050	75.0%	190,687		44.5%	11,421	90.5%

(1)	Under regulations of the Securities and Exchange Commission, a person is considered the “beneficial owner” of a security if the person has or shares with others the power to vote the security (voting power) or the power to dispose of the security (investment power). In the table, beneficial ownership of our stock is determined in accordance with these regulations and does not necessarily indicate that the person listed as a beneficial owner has an economic interest in the shares listed as beneficially owned.

(2)	Includes 70,807 shares as to which Allan J. Block, John R. Block and Cyrus P. Block share voting and investment power.

(3)	The business address of each 5% beneficial owner of the Company’s Voting Common Stock is 541 N. Superior Street, Toledo, OH 43660.

Equity Compensation Plan Information

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))

	(a)	(b)	(c)
Equity Compensation Plans:
Approved by shareholders	None	—	1,500	(1)
Not approved by shareholders	None	—	None
Total	None	—	1,500	(1)

(1)	The holders of the Company’s voting common stock have approved a resolution under which three members of the Executive Committee may receive bonuses payable in shares of the Company’s non-voting common stock if the Company exceeds its 2005 adjusted EBITDA budget by specified amounts. The number of shares which can be earned is determined by a formula based on the amount by which the Company exceeds the adjusted EBITDA budget and is limited to a maximum of 500 shares per Executive Committee member. Any shares issued under this resolution are immediately vested.

Item 13.	Certain Relationships and Related Transactions
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
      The amounts the Company might be required to pay under the agreement and the timing of such payments will depend upon the year of death of the shareholders and the value of the stock and the estate tax laws in effect at that time. To satisfy part of its obligation under the agreement, the Company has purchased life insurance on lives of certain shareholders who own significant amounts of our non-voting common stock. The vast majority of the life insurance in force is on the lives of William Block (our major shareholder) and his wife. The amount of the death benefit for Mr. and Mrs. Block is $48.9 million, of which $19.9 million is on the life of William Block, $13.0 million on the life of Mrs. Block and $16.0 million on their joint lives.
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

Related Party Transaction
      In 1996, Karen D. Johnese, a director of the Company, borrowed $100,000 from the Company under a promissory note bearing interest at the rate of 8% per annum. Ms. Johnese has repaid $51,200 of the principal amount. Principal in the amount of $48,800, together with accrued interest in the current amount of approximately $72,000 remain outstanding and are overdue. The largest outstanding principal balance during 2004 was $53,600.

Item 14.	Principal Accountant Fees and Services
      The following table sets forth the fees billed to the Company by Ernst & Young LLP for professional services rendered for 2004 and 2003:

	2004	2003

Audit Fees	$410,000	$338,650
Audit-Related Fees(1)	$22,691	$8,111
Tax Fees(2)	$118,809	$107,618
All Other Fees(3)	$1,500	$1,500

(1)	Audit-related services during 2004 related to review of the Company’s response to an SEC Comment Letter dated October 8, 2004 and assistance with Sarbanes-Oxley Act section 404, and the audit-related services during 2003 consisted of assistance regarding compliance with Sarbanes-Oxley Act section 404.

(2)	Tax services consisted of preparation of various federal, state and local tax returns, and assistance with various state and local tax issues.

(3)	The services in this category consisted of an annual fee paid for an audit, tax and accounting research tool sponsored by Ernst & Young, LLP.
      For 2004, all non-audit services were pre-approved by the Audit Committee. The charter of the Audit Committee requires that the Audit Committee approve in advance all audit and non-audit services to be performed by the Company’s independent auditors, subject to the statutory exception for de minimus non-audit services.
PART IV

Item 15.	Exhibits, Financial Statements and Reports on 8-K
      (a) 1. Financial Statements:
      Our financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K, and are hereby incorporated by reference.

      2. The following financial statement schedule is included in item 15(d):

Schedule II — Valuation and Qualifying Accounts for the years ended December 2004, 2003 and 2002. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
      3. Exhibit Index:
      An Exhibit Index listing the exhibits filed or incorporated by reference with this report appears immediately following signature page to this report.
      (b) Exhibits
      The exhibits listed in the Exhibit Index referred to in item 15(a)(3) above are either filed with this Form 10-K or incorporated by reference in accordance with rule 12b-32 of the Exchange Act.
      (c) Financial Statement Schedule
      The financial statement schedule listed in item 15(a)(2) above is filed at page S-1 and should be read in conjunction with the financial statements included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Block Communications, Inc.
      We have audited the accompanying consolidated balance sheets of Block Communications, Inc. (the Company) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of internal control over financial reporting. Our audit included consideration of the Company’s internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Block Communications, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed in Note 5 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets.

Ernst & Young LLP
March 18, 2005
Toledo, Ohio

BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$3,548,624	$11,461,283
Receivables, less allowances for doubtful accounts and discounts of $3,840,000 and $3,548,000, respectively	49,100,824	43,956,593
Recoverable income taxes	7,331,215	11,115,152
Inventories	4,331,026	6,642,095
Prepaid expenses	5,867,479	5,884,309
Broadcast rights	7,203,065	6,870,822

Total current assets	77,382,233	85,930,254
Property, plant and equipment:
Land and land improvements	12,792,916	12,561,091
Buildings and leasehold improvements	46,668,444	43,109,468
Machinery and equipment	227,764,973	226,659,605
Cable television distribution systems and equipment	245,009,957	224,958,491
Security alarm and video systems installation costs	7,529,792	7,123,115
Construction in progress	1,730,462	16,646,671

	541,496,544	531,058,441
Less allowances for depreciation and amortization	289,719,855	277,333,636

	251,776,689	253,724,805
Other assets:
Goodwill	52,034,273	51,987,021
Other intangibles, net of accumulated amortization	28,270,099	29,559,724
Cash value of life insurance	29,955,235	27,703,741
Pension intangibles	9,472,626	11,812,858
Prepaid pension costs	2,902,022	2,778,300
Deferred financing costs	8,167,411	10,133,255
Broadcast rights, less current portion	2,058,756	4,292,528
Other	735,771	758,144

	133,596,193	139,025,571

	$462,755,115	$478,680,630

See accompanying notes.

BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31

	2004	2003

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$12,844,567	$15,076,769
Salaries, wages and payroll taxes	13,670,056	15,181,990
Workers’ compensation and medical reserves	9,622,884	9,381,579
Other accrued liabilities	35,738,157	31,150,605
Current maturities of long-term debt	1,259,043	1,481,143

Total current liabilities	73,134,707	72,272,086
Long-term debt, less current maturities	264,084,074	270,779,168
Other long-term obligations	152,912,139	153,862,651
Minority interest	9,039,713	9,080,434
Stockholders’ equity (deficit):
5% Non-cumulative, non-voting Class A Stock, par value $100 a share (entitled in liquidation to $100 per share in priority over Common Stock) — 15,680 shares authorized; 12,620 shares issued and outstanding	1,262,000	1,262,000
Common Stock, par value $.10 a share:
Voting Common Stock — 29,400 shares authorized, issued and outstanding	2,940	2,940
Non-voting Common Stock — 588,000 shares authorized; 428,613 shares issued and outstanding	42,861	42,861
Accumulated other comprehensive loss	(30,404,234)	(29,303,806)
Additional paid-in capital	1,058,687	1,058,687
Retained deficit	(8,377,772)	(376,391)

	(36,415,518)	(27,313,709)

	$462,755,115	$478,680,630

See accompanying notes.

BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31

	2004	2003	2002

Revenue:
Publishing	$257,535,429	$251,333,791	$257,256,343
Cable	121,216,180	113,567,820	105,216,502
Broadcasting	39,444,103	39,406,282	39,964,031
Other communications	20,157,582	19,784,459	20,152,011

	438,353,294	424,092,352	422,588,887
Expense:
Cost of revenue:
Publishing	186,403,481	182,121,635	180,676,233
Cable	86,971,126	79,668,103	73,711,544
Broadcasting	22,838,413	23,629,565	22,910,606
Other communications	9,804,456	9,827,112	9,907,594

	306,017,476	295,246,415	287,205,977
Selling, general & administrative expense:
Publishing	71,550,707	70,756,879	68,510,723
Cable	25,650,401	24,874,283	21,434,940
Broadcasting	13,548,477	13,063,725	13,402,335
Other communications	8,266,302	7,624,290	7,791,649
Corporate expenses	4,830,588	4,398,354	6,045,826

	123,846,475	120,717,531	117,185,473
Loss on impairment of intangible asset	—	8,378,058	—

	429,863,951	424,342,004	404,391,450

Operating income (loss)	8,489,343	(249,652)	18,197,437
Nonoperating income (expense):
Interest expense	(19,968,502)	(19,633,266)	(22,952,372)
Gain on disposition of Monroe Cablevision	—	—	21,140,829
Change in fair value of interest rate swaps	4,238,437	3,908,162	(732,748)
Loss on extinguishment of debt	—	—	(8,989,786)
Investment income	375,631	1,110,158	126,221

	(15,354,434)	(14,614,946)	(11,407,856)

Income (loss) from continuing operations before income taxes and minority interest	(6,865,091)	(14,864,598)	6,789,581
Provision (credit) for income taxes:
Federal:
Current	(237,959)	—	(2,707,248)
Deferred	—	27,428,585	4,899,196

	(237,959)	27,428,585	2,191,948
State and local	183,937	179,000	743,000

	(54,022)	27,607,585	2,934,948

Income (loss) from continuing operations before minority interest	(6,811,069)	(42,472,183)	3,854,633
Minority interest	40,721	2,860,804	(476,840)

Income (loss) from continuing operations	(6,770,348)	(39,611,379)	3,377,793
Loss from discontinued operations (including loss on disposal of $569,015 in 2003)	—	(1,417,098)	(1,044,795)
Income tax benefit	—	(456,885)	(207,448)

Loss on discontinued operations	—	(960,213)	(837,347)

Net income (loss)	$(6,770,348)	$(40,571,592)	$2,540,446

See accompanying notes.

BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Three years ended December 31, 2004

			Common Stock

							Accumulated
	Class A Stock		Voting		Non-Voting		Other	Additional
							Comprehensive	Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Capital	Earnings	Total

Balances at January 1, 2002	12,620	$1,262,000	29,400	$2,940	427,786	$42,779	$(4,725,589)	$771,274	$40,229,696	$37,583,100
Net income									2,540,446	2,540,446
Change in net minimum pension liability (net of $10,452,982 of deferred income taxes)							(18,586,582)			(18,586,582)
Amortization of fair value of interest rate swaps at January 1, 2001 (net of $254,500 of deferred income taxes)							452,138			452,138

Total comprehensive loss										(15,593,998)
Cash dividends declared:
Class A stock — $5.00 per share									(63,100)	(63,100)
Common Stock:
Voting — $2.80 per share									(82,320)	(82,320)
Non-voting — $2.80 per share									(1,197,801)	(1,197,801)

									(1,343,221)	(1,343,221)

Balances at December 31, 2002	12,620	1,262,000	29,400	2,940	427,786	42,779	(22,860,033)	771,274	41,426,921	20,645,881
Net loss									(40,571,592)	(40,571,592)
Change in net minimum pension liability (net of $3,790,511 of deferred income taxes)							(6,736,029)			(6,736,029)
Amortization of fair value of interest rate swaps at January 1, 2001 (net of $163,800 of deferred income taxes)							292,256			292,256

Total comprehensive loss										(47,015,365)
Cash dividends declared:
Class A stock — $5.00 per share									(63,100)	(63,100)
Common Stock:
Voting — $2.55 per share									(74,970)	(74,970)
Non-voting — $2.55 per share									(1,093,650)	(1,093,650)

									(1,231,720)	(1,231,720)
Executive stock incentives issued at $407.97 per share					1,808	180		737,103		737,283
Redemption of non-voting common shares at $458.50 per share					(981)	(98)		(449,690)		(449,788)

Balances at December 31, 2003	12,620	1,262,000	29,400	2,940	428,613	42,861	(29,303,806)	1,058,687	(376,391)	(27,313,709)
Net loss									(6,770,348)	(6,770,348)
Change in net minimum pension liability							(1,205,668)			(1,205,668)
Amortization of fair value of interest rate swaps at January 1, 2001							105,240			105,240

Total comprehensive loss										(7,870,776)
Cash dividends declared:
Class A stock — $5.00 per share									(63,100)	(63,100)
Common Stock:
Voting — $2.55 per share									(74,970)	(74,970)
Non-voting — $2.55 per share									(1,092,963)	(1,092,963)

									(1,231,033)	(1,231,033)

Balances at December 31, 2004	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(30,404,234)	$1,058,687	$(8,377,772)	$(36,415,518)

See accompanying notes.

BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

Operating activities
Net income (loss)	$(6,770,348)	$(40,571,592)	$2,540,446
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	49,388,976	47,715,423	44,753,126
Amortization of intangibles and deferred charges	2,828,113	3,083,785	3,011,349
Amortization of broadcast rights	6,233,664	7,020,339	7,138,102
Payments for broadcast rights	(6,322,598)	(6,933,128)	(5,744,461)
Gain on sale of Monroe Cablevision	—	—	(21,140,829)
Loss on disposal of discontinued operation	—	569,015	—
Loss on impairment of intangible asset	—	8,378,058	—
Deferred income taxes	—	26,971,700	4,691,748
Provision for bad debts	4,649,779	3,815,313	2,891,075
Minority interest	(40,721)	(2,860,804)	476,840
Change in fair value of interest rate swaps	(4,238,437)	(3,908,162)	732,748
Cash received on swap contracts	3,056,000	2,563,000	—
(Gain) loss on disposal of property and equipment	3,485,673	2,177,810	(300,268)
Write off of deferred charges related to extinguished debt	—	—	2,697,784
Changes in operating assets and liabilities:
Receivables	(9,794,010)	(1,587,254)	(4,151,483)
Inventories	2,311,069	375,595	(1,526,280)
Prepaid expenses	16,830	(1,387,091)	(931,248)
Accounts payable	(2,232,199)	654,700	1,468,530
Salaries, wages, payroll taxes and other accrued liabilities	2,649,528	(5,571,103)	1,887,007
Other assets	4,334,897	1,669,521	(3,140,143)
Postretirement benefits and other long-term obligations	2,688,020	84,936	(288,316)

Net cash provided by operating activities	52,244,236	42,260,061	35,065,727
Investing activities
Additions to property, plant and equipment	(51,204,547)	(54,992,717)	(30,670,261)
Change in cash value of life insurance	(2,251,494)	(2,109,198)	(2,167,877)
Payment on borrowings against cash value of life insurance	—	—	(12,735,560)
Proceeds from sale of Monroe Cablevision	—	—	12,059,115
Proceeds from sale of investment	—	2,000,000	—
Proceeds from disposal of property and equipment	228,579	155,343	1,105,557

Net cash used in investing activities	(53,227,462)	(54,946,572)	(32,409,026)
Financing activities
Borrowings on term loan	—	20,000,000	75,000,000
Payments on term loan	(6,100,000)	(4,346,000)	(75,375,000)
Net borrowings on short term revolver	782,743	—	—
Issuance of subordinated notes	—	—	175,000,000
Payments on long-term revolver	—	—	(92,500,000)
Payments on senior notes	—	—	(67,499,000)
Financing costs deferred	—	—	(10,768,413)
Proceeds from issuance of common stock	—	737,283	—
Payments on redemption of shares	—	(449,788)	—
Cash dividends paid	(1,231,033)	(1,231,720)	(1,343,221)
Distribution to minority partner	—	—	(800,000)
Payments on capital leases	(381,143)	(343,626)	(472,154)

Net cash provided by (used in) financing activities	(6,929,433)	14,366,149	1,242,212

Increase (decrease) in cash and cash equivalents	(7,912,659)	1,679,638	3,898,913
Cash and cash equivalents at beginning of period	11,461,283	9,781,645	5,882,732

Cash and cash equivalents at end of period	3,548,624	11,461,283	9,781,645

Non-cash borrowings for equipment under capital lease	$—	$76,856	$1,360,402

See accompanying notes.

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1.	Significant Accounting Policies
Basis of Presentation
      Block Communications, Inc. (the Company) operates primarily in the publishing, cable and broadcasting industries through its newspapers, cable systems and television stations located primarily in the midwest. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
Cash and Cash Equivalents
      Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.
Trade Receivables
      Trade receivables are held until maturity, or payoff, and are therefore reported in the balance sheet at outstanding principal, adjusted for any write-offs or allowances for doubtful accounts. The Company provides an allowance for doubtful accounts equivalent to an estimation of uncollectible amounts, which is calculated based on a combination of specific identification of questionable accounts and historical collection experience. In addition to these factors, the Company has considered the state of the industries in which it operates, as well as the general state of the economy and the financial strength of the customer base. Accounts are considered past due when payment has not been received within the credit terms established, which vary by customer and industry. Trade receivables are typically written off when sent to a collection agency. Recoveries, net of collection fees, are recorded as a reduction in bad debt expense. None of the Company’s receivables at December 31, 2004 are held for sale. The Company does not accrue interest on past-due receivables.
Inventories
      Inventories principally relate to newsprint and security alarm system components and are stated at the lower of cost or market. Costs are determined by either the first-in, first-out (FIFO) or last-in, first-out (LIFO) method. Inventories valued on the LIFO method (newsprint inventories) comprise approximately 70% and 76% of total inventories at December 31, 2004 and 2003, respectively. If the FIFO method had been used, such inventories would have been approximately $1,196,000 and $1,190,000 higher than reported at December 31, 2004 and 2003, respectively.
Broadcast Rights
      Broadcast rights represent the cost of the rights to broadcast films and syndicated programming for specified periods of time. Such costs are capitalized and amortized on the straight-line method over the number of estimated showings. Broadcast rights payable represent the related liabilities under these long-term, non-interest bearing contracts. Additions to the broadcast rights were $4,299,000 and $5,102,000 for the years ended December 31, 2004 and 2003, respectively.

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Long-Lived Assets
      Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the carrying value of long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If various external factors or the projected undiscounted cash flows generated by the asset over the remaining amortization period indicate that the carrying value of the asset will not be recoverable, the carrying value will be adjusted to the estimated fair value, or the remaining useful life adjusted as necessary. For the years ended December 31, 2004 and 2003, the Company has not recognized any impairment charges for long-lived assets under SFAS No. 144. During 2003, the useful lives of certain distribution system assets for Erie County Cablevision were adjusted in anticipation of a rebuild of those assets that was completed during 2004.
      Refer to Note 5 for specific discussion of goodwill and intangible assets.
Derivative Financial Instruments
      The Company is exposed to market risk arising from changes in interest rates and therefore participates in interest-rate swap contracts as it deems necessary to minimize interest expense while stabilizing cash flows. At December 31, 2004, the Company participates in twelve interest-rate swap contracts relating to its long-term debt. Two of these contracts are accounted for as fair value hedges; therefore, changes in the fair value of the derivative are recorded as an adjustment to the carrying value of the underlying debt and have no impact on the Company’s results of operations. These hedge contracts qualified for the short-cut method of evaluating effectiveness at the inception of the contracts; therefore, continuing assessments of their effectiveness are not performed. The remaining contracts either do not qualify for hedge accounting or the Company has not elected to implement hedge accounting. Accordingly, the Company has recognized a derivative valuation gain of $4,238,437 and $3,908,162 for the years ended December 31, 2004 and December 31, 2003, respectively, and a derivative valuation loss of $732,748 for the year ended December 31, 2002. The fair value of the interest rate swaps at December 31, 2004 and December 31, 2003 of $800,553 and $869,436, respectively, is recorded in other long-term obligations.
Revenue Recognition
      The Company recognizes revenue when it is realized or realizable and has been earned. Sales are considered earned when persuasive evidence of an arrangement exists, services or products are delivered, the price to the customer is fixed or determinable, and collectibility is reasonably assured.

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)
      Net publishing sales are comprised of gross sales less rebates, discounts and allowances. Publishing sales include advertising sales, circulation revenue and other sales such as niche publications and total market delivery. Advertising sales are recognized when advertisements are published in the newspaper or appear on our website. Circulation revenue is recognized upon delivery of the paper, either through home subscription service or single copy sales. Other revenues are recognized when earned based on the criteria noted above.
      Net cable sales are comprised of service and installation revenues and advertising sales and are presented net of rebates, discounts and allowances. Cable service revenues are typically billed monthly, in advance, and recognized over the period that services are provided. Certain services, such as pay per view and video on demand, are billed in arrears based on usage. Revenue for these products is recognized at the time of delivery. Cable installation revenues are recognized at the time of installation to the extent of direct selling costs incurred. Advertising sales are recognized during the period in which the spots are aired. Local governmental authorities impose franchise fees on the Company ranging up to a federally mandated maximum of 5% of gross revenues as defined in the franchise agreement. These fees are collected from customers and remitted on a quarterly basis to local franchise authorities. Franchise fees collected are reported as revenues on a gross basis pursuant to Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.
      Net broadcasting sales are comprised of gross advertising sales less rebates, discounts and allowances and are presented net of agency and national representatives’ commissions. Advertising sales are recognized during the period in which the spots are aired and consist of both cash sales and barter arrangements, which are recorded at the fair value of air time provided. Other revenues, such as network compensation and production revenues, are recognized when earned based on the criteria discussed above.
      Other communication revenues are comprised of commercial telecom revenue and security alarm sales and monitoring. Certain telephony and security monitoring services are billed in advance and recognized over the period during which services are provided. Telephony services charged by usage are billed in arrears and recognized in the period of usage. Security alarm system sales and service calls are recognized at the time of delivery.
Stock-Based Employee Compensation
      Executive Committee members are entitled to receive incentive compensation payable in shares of non-voting common stock based on certain operational performance exceeding targets established by the Board of Directors. Shares earned vest immediately and are payable upon approval of the annual operating results by the Board of Directors. During the year ended December 31, 2002, the Company recognized $1,468,692 in compensation expense for 3,600 shares earned in 2002. These shares were issued in 2003, with 1,792 shares retained to cover income tax withholding, resulting in a net issuance of 1808 shares. No shares were earned in the years ended December 31, 2004 or December 31, 2003.
      The Company does not grant stock options under any incentive compensation plan.
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

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Significant Accounting Policies (continued)
Other Comprehensive Income (Loss)
      The Company’s comprehensive income (loss) is defined as net income (loss) adjusted for the change in net minimum pension liability and the cumulative effect of the change in accounting standards recorded upon implementation of SFAS No. 133. Accumulated other comprehensive loss of $30,404,234 at December 31, 2004 includes net minimum pension liability of $30,357,883 and net unamortized SFAS 133 transition amount of $46,351. Accumulated other comprehensive loss of $29,303,806 at December 31, 2003 includes net minimum pension liability of $29,152,215 and net unamortized SFAS 133 transition amount of $151,591.
Reclassifications
      Certain balances in prior years have been reclassified to conform to the presentation adopted in the current year. We have reclassified the 2003 loss on impairment of intangible asset to be reflected as an operating expense, reducing 2003 operating income by $8,378,058. We have also reclassified franchise fees in the cable segment to be reported in revenue on a gross basis as noted above. This reclassification has increased previously reported cable revenues and expenses by $4,034,143 and $3,742,644 for the years ended December 31, 2003 and 2002, respectively.
New Accounting Standards
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
      In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued and applies to fiscal years beginning after December 31, 2002. SFAS No. 146 requires certain costs associated with a restructuring, discontinued operation or plant closing to be recognized as incurred rather than at the date of commitment to an exit or disposal plan. The loss on disposal recognized in connection with the 2003 discontinuation of certain operations as discussed in Note 3 reflects the adoption of this standard.
      In November 2004, SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4, was issued and applies to fiscal years beginning after June 15, 2005. SFAS No. 151 clarifies the accounting for idle facility expense, spoilage, double freight and rehandling costs in inventory pricing. The statement also requires that fixed costs for production overhead be allocated based on the normal capacity of the production facility. The adoption of this standard is expected to have no impact on the Company’s financial position or results of operations.
      In December 2004, SFAS No. 153, Accounting for Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, was issued and applies to non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 replaces the exception in Opinion 29 for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under the statement, a non-monetary exchange is deemed to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this standard is expected to have no impact on the Company’s financial position or results of operations.

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Effective May 31, 2003, the Company suspended operations of Community Communication Services, Inc. (CCS), an alternative advertising distribution company. Effective December 31, 2003 the Company sold the net assets of certain divisions of Corporate Protection Services, Inc. (CPS) and ceased operations of those divisions, which were previously involved in the sale, installation, and testing of commercial security and fire protection systems. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of CCS and the affected divisions of CPS are reported separately from results of continuing operations for all periods presented. The reported loss from discontinued operations includes revenues of $3,207,000, and $6,346,000 for the years ended December 31, 2003, and 2002, respectively. Results for the year ended December 31, 2003 include a loss on disposal of the discontinued operations of $569,015. Previously, results of operations of CCS and the affected divisions of CPS were included in the Other Communications category for purposes of segment reporting.

4.	Income Taxes
      A reconciliation of the federal statutory rate to the Company’s effective tax rate follows:

	Years Ended December 31

	2004	2003	2002

Federal statutory rate	$(2,402,800)	$(5,698,600)	$2,010,700
Minority interest	14,300	1,001,300	(166,900)
State and local taxes, net of federal benefit	119,600	116,400	483,000
Amortization of intangibles	1,000	1,000	163,000
Valuation allowance	2,524,500	31,597,000	157,900
Other	(310,622)	(133,600)	79,800

Provision (credit) for income taxes	$(54,022)	$27,150,700	$2,727,500

      Total income taxes paid amounted to $520,000, $749,000 and $492,000 in 2004, 2003 and 2002, respectively. Federal income tax refunds of $4,449,000 and $1,039,000 were received in 2004 and 2003, respectively.

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Income Taxes (continued)
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31

	2004	2003

Deferred tax assets:
Postretirement benefits other than pensions	$32,645,000	$31,186,000
Tax loss and credit carryforwards	11,859,300	8,914,550
Net pension costs	7,894,000	7,561,000
Deferred compensation and severance	6,565,000	5,995,000
Insurance	3,464,000	3,261,000
Vacation pay	2,582,000	3,121,000
Fair value of interest rate swaps	1,324,000	1,787,000
Other	2,032,600	2,759,500

	68,365,900	64,585,050
Valuation allowance	(35,332,900)	(32,342,050)

	33,033,000	32,243,000
Deferred tax liabilities:
Tax over book depreciation and amortization	24,740,000	23,950,000
Basis difference on like-kind exchanges	8,293,000	8,293,000

	33,033,000	32,243,000

Net deferred tax assets	$—	$—

      At December 31, 2004, the Company has unused alternative minimum tax (AMT) credits of $5,422,300. In addition the Company has net operating loss and charitable contribution carryforwards of $14,685,000 and $3,198,000, respectively. These credits have been recognized in computing deferred income taxes. The AMT credits are available indefinitely to offset regular income tax in excess of AMT.
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
      Intangible assets primarily include FCC licenses, network affiliation agreements, subscriber lists, agreements not to compete, and purchased goodwill. Effective January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, purchased goodwill and indefinite lived intangible assets are not amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives.

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangibles (continued)
      The Company classifies the following intangible assets as amortizable under the provisions of SFAS No. 142 based upon definite lives:

	2004		2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Franchise agreements	$9,264,000	$2,033,798	$9,264,000	$1,294,235
Subscriber lists	4,000,000	4,000,000	4,000,000	3,666,667
Agreements not to compete	1,355,000	1,280,000	1,355,000	1,103,445
Other intangibles	1,258,458	756,684	1,258,458	716,510

	$15,877,458	$8,070,482	$15,877,458	$6,780,857

      Amortization expense recognized for the above assets is expected to be $1,133,402 in 2005; $785,079 in 2006, $781,500 in 2007 and $756,500 in 2008 and 2009.
      The following intangible assets have been identified as non-amortizable based upon indefinite useful lives:

	December 31

	2004	2003

Goodwill	$52,034,273	$51,987,021
FCC licenses	19,938,123	19,938,123
Other intangibles	525,000	525,000

	$72,497,396	$72,450,144

      Our goodwill is allocated to reportable segments as follows:

	December 31

	2004	2003

Publishing	$48,080,123	$48,080,123
Cable	1,416,002	1,416,002
Broadcasting	809,078	809,078
Corporate and Other	1,729,070	1,681,818

	$52,034,273	$51,987,021

      As required by SFAS No. 142, the Company performed its annual impairment analysis of goodwill and indefinite-lived intangibles during the fourth quarter of 2004. The fair values of reporting units used in the analysis of goodwill are determined through the use of a discounted cash flow valuation method based on the cash flows of the reporting unit and other market indicators. If required, the implied fair value of goodwill is determined by allocating the determined fair value of the reporting unit to its assets and liabilities and calculating the amount of unit fair value in excess of the sum of the fair values of its assets and liabilities. The fair values of indefinite-lived intangibles are determined through the use of a discounted cash flow valuation method based on the cash flows allocable to the specific asset and other market indicators. No impairment has been recognized based upon the results of that analysis.

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangibles (continued)
      As a result of the prior year analysis, the Company recognized an impairment loss of $5,613,299, net of minority interest, for the year ended December 31, 2003. The total loss, before minority interest, of $8,378,058 represented the excess of the carrying value over the determined fair value of the FCC license held by the WAND-TV Partnership. The impairment arose from a write-down of the FCC license resulting from a discounted cash flow forecast that uses industry averages to determine the fair value of the license. The decrease in fair value was the result of the decline in the advertising market during 2001 and 2003, which decreased industry-wide station operating margins. This loss is reported in the statement of operations as an operating expense. The impaired asset is reported in the broadcasting segment for purposes of segment reporting.

6.	Other Accrued Liabilities
      Other accrued liabilities consist of the following:

	December 31

	2004	2003

Deferred revenue	$11,902,743	$8,250,847
Broadcast rights payable	5,608,535	5,312,805
Local taxes	5,109,487	5,367,554
Interest payable	3,262,367	2,884,976
Carriage fees	2,988,836	2,842,531
Other	6,866,189	6,491,892

	$35,738,157	$31,150,605

7.	Other Long-Term Obligations
      Other long-term obligations consist of the following:

	December 31

	2004	2003

Other post-retirement benefits	$88,722,000	$86,606,000
Pension liabilities	49,207,229	49,602,966
Deferred compensation obligations	8,783,418	8,544,121
Broadcast rights payable	3,731,715	6,051,156
Other	2,467,777	3,058,408

	$152,912,139	$153,862,651

8.	Retirement and Pension Plans
      The Company and certain subsidiaries have several defined benefit pension plans covering substantially all active and retired employees. Benefits are generally based on compensation and length of service. In 2003, the liabilities for certain participants in non-qualified defined benefit plans previously characterized as deferred compensation have been reclassified and included in the disclosures below.

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Retirement and Pension Plans (continued)
      The components of the benefit obligation, plan assets and funded status of the defined benefit pension plans are as follows:

	December 31

	2004	2003

Change in benefit obligation:
Benefit obligation, beginning of year	$243,947,949	$205,646,013
Reclassification of non-qualified plan	—	11,322,235
Service cost	5,195,706	5,282,047
Interest cost	14,835,385	14,748,299
Plan amendments	208,365	239,533
Actuarial loss	3,367,179	19,373,796
Benefits paid	(12,413,512)	(12,663,974)

Benefit obligation, end of year	$255,141,072	$243,947,949

Change in plan assets:
Fair value of plan assets, beginning of year	$167,636,862	$145,703,769
Contributions	8,659,845	12,878,324
Actual return on plan assets	15,530,709	21,718,743
Benefits paid	(12,413,512)	(12,663,974)

Fair value of plan assets, end of year	$179,413,904	$167,636,862

Reconciliation of funded status:
Funded status of the plans	$(75,727,168)	$(76,311,087)
Unrecognized net loss	73,019,158	72,681,167
Unrecognized prior year service cost	12,630,446	14,167,820

Net amount recognized	$9,922,436	$10,537,900

      The net amount recognized above is recorded in the consolidated balance sheets as follows:

	December 31

	2004	2003

Prepaid pension costs	$2,902,022	$2,778,300
Pension liabilities	(49,207,229)	(49,602,966)
Intangible pension asset	9,472,626	11,812,858
Accumulated other comprehensive income	46,755,017	45,549,708

	$9,922,436	$10,537,900

      The benefit obligation presented above is the combined projected benefit obligation for the defined benefit plans. The combined accumulated benefit obligation was $228,099,907 and $216,893,527 for the fiscal years ended December 31, 2004 and 2003, respectively

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Retirement and Pension Plans (continued)
      The measurement dates used for determination of plan assets and obligations for the fiscal years ended December 31, 2004 and 2003 were September 30, 2004 and September 30, 2003, respectively. Assumptions used in the determination of the benefit obligation and the net periodic pension cost are as follows, on a weighted average basis:

	Benefit Obligation		Pension Cost
	December 31		Year Ended December 31

	2004	2003	2004	2003	2002

Discount rate	6.00%	6.25%	6.25%	7.00%	7.23%
Rate of compensation increases	4.34%	4.62%	4.62%	4.99%	4.99%
Expected long-term rate of return on plan assets			8.16%	8.78%	8.96%
      The discount rates reflect the rate of return on high quality fixed income securities, which have decreased over the past three years. Certain plans have been subject to cost of living adjustments which increase benefits for eligible retirees. Based upon past practice, a cost of living adjustment assumption has been applied where appropriate in determination of the benefit obligation.
      All plan assets presented above are managed in accordance with an established investment policy. On a weighted average basis, the investment policies call for an allocation that consists of 63% equity securities and 37% fixed income securities. The expected long-term rate of return assumption above is reflective of this target allocation. Although periodic rebalancing occurs, actual allocations may vary due to investment performance and the need to maintain sufficient liquidity to service required benefit payments. Actual allocations of plan assets as of the measurement dates for the fiscal years ended December 31, 2004 and 2003 are as follows:

	December 31

	2004	2003

Equity securities	62%	59%
Fixed income securities	33%	31%
Other assets, including cash and equivalents	5%	10%

	100%	100%

      Certain defined benefit pension plans have a projected benefit obligation that exceeds the fair value of plan assets. The aggregate projected benefit obligation and fair value of plan assets for these plans are $249,595,377 and $173,549,424, respectively, at December 31, 2004 and $238,535,639 and $161,878,251, respectively, at December 31, 2003. Certain plans have an accumulated benefit obligation that exceeds the fair value of plan assets. The aggregate accumulated benefit obligation and fair value of plan assets for these plans are $222,554,212 and $173,549,424, respectively, at December 31, 2004 and $211,481,217 and $161,878,251, respectively, at December 31, 2003.

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Retirement and Pension Plans (continued)
      The components of the net periodic pension cost are as follows:

	Years Ended December 31

	2004	2003	2002

Service cost	$5,195,706	$5,282,047	$5,337,581
Interest cost	14,835,385	14,748,299	13,187,906
Expected return on plan assets	(14,934,010)	(15,367,200)	(15,526,468)
Amortization of transition amount	—	(34,022)	(64,228)
Amortization of prior service cost	1,745,739	1,851,178	1,582,384
Actuarial loss (gain) recognized	2,432,489	1,228,653	306,166

Net periodic pension cost	$9,275,309	$7,708,955	$4,823,341

      The Company expects to contribute approximately $7,500,000 to these plans in 2005. Various factors may cause actual contributions to differ from this estimate. Benefits paid under these plans are expected to be approximately $13,700,000 in 2005, $13,000,000 in 2006, $13,000,000 in 2007, $13,600,000 in 2008, $13,900,000 in 2009 and $82,500,000 for fiscal years 2010 through 2014.
      The Company and certain subsidiaries also sponsor defined contribution plans and participate in several multi-employer and jointly-trusteed defined benefit pension plans. Total payments to the defined contribution plans were approximately $2,333,000, $2,397,200 and $2,273,000 in 2004, 2003 and 2002, respectively. Payments to multi-employer and jointly-trusteed defined benefit plans were approximately $3,514,000, $2,884,300 and $3,042,400 in 2004, 2003 and 2002, respectively. The portions of plan assets and benefit obligations for the multi-employer and jointly-trusteed plans which are applicable to employees of the Company and its subsidiaries have not been determined.

9.	Postretirement Benefits other than Pensions
      The Company and certain subsidiaries provide access to health care benefits for certain retired employees. The components of the non-pension retirement benefit obligation and amounts accrued are as follows:

	December 31

	2004	2003

Change in accumulated postretirement benefit obligation, beginning of year	$102,290,000	$90,265,000
Service cost	2,360,000	2,290,000
Interest cost	5,402,000	6,009,000
Plan amendments	(14,775,000)	—
Actuarial loss (gain)	15,191,000	8,836,000
Benefits paid	(5,231,000)	(5,110,000)

Benefit obligation, end of year	$105,237,000	$102,290,000

Funded status of plan	$(105,237,000)	$(102,290,000)
Unrecognized actuarial loss	30,290,000	15,684,000
Unrecognized prior service cost	(13,775,000)	—

Accrued benefit cost	$(88,722,000)	$(86,606,000)

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Postretirement Benefits other than Pensions (continued)
      The components of the non-pension retirement benefit cost are as follows:

	Years Ended December 31

	2004	2003	2002

Service cost	$2,360,000	$2,290,000	$1,915,000
Interest cost	5,402,000	6,009,000	6,012,000
Amortization of prior service cost	(1,000,000)	—	—
Actuarial (gain) loss recognized	584,000	52,000	(7,000)

Net non-pension retirement benefit cost	$7,346,000	$8,351,000	$7,920,000

      The measurement date used for determination of plan obligations for the fiscal years ended December 31, 2004 and 2003 was the last day of the fiscal period. For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits for 2005, 2006 and 2007 was assumed to be 10%, 9% and 8%, respectively. The rate was assumed to decrease gradually to 5% for 2014 and remain at that level thereafter. A 1% increase in these rates would have increased the net non-pension retirement benefit expense by $3,131,000 and the benefit obligation by $13,880,000. A 1% decrease in these rates would have decreased the net non-pension retirement expense by $1,744,000 and the benefit obligation by $11,560,000. Discount rate assumptions used in the determination of the benefit obligation and the net periodic pension cost are as follows, on a weighted average basis:

	Benefit		Non-Pension Benefit
	Obligation		Cost Year Ended
	December 31		December 31

	2004	2003	2004	2003	2002

Discount rate	6.00%	6.25%	6.25%	7.00%	7.25%
      These plans are unfunded, with the Company contributing to the plans in amounts equal to benefits distributed. The Company expects to contribute approximately $4,972,000 to these plans in 2005. Various factors may cause actual contributions to differ from this estimate. Benefits paid pursuant to these plans are estimated to be $4,972,000 in 2005, $5,214,000 in 2006, $5,483,000 in 2007, $5,658,000 in 2008, $5,833,000 in 2009 and $31,712,000 for the years 2010 through 2014. Various factors may cause actual experience to differ from these estimates.
      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. Provisions of the Act include a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company provides a prescription drug benefit for certain groups of retirees and has assessed that benefit to be at least actuarially equivalent to the benefit provided under Medicare Part D based on available information. Accordingly, under the guidance of Financial Accounting Standards Board Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2) the Company has accounted for anticipated subsidies under the Act.

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Postretirement Benefits other than Pensions (continued)
      In accordance with FSP FAS 106-2, which provides authoritative guidance on the recognition and disclosure of anticipated subsidies under the Act and is effective for interim or annual periods beginning after June 15, 2004, the Company has elected retroactive application to the date of enactment and remeasured the plans’ accumulated postretirement benefit obligation (APBO) to include the effects of the subsidy as of December 31, 2003, the plans’ normal measurement date following enactment of the Act. This remeasurement, resulting in a reduction of $11,323,000 in the plans’ APBO, has had no impact on the Company’s results of operations for the year ended December 31, 2003. It has, however, resulted in reduced net periodic non-pension postretirement benefit cost for the 2004 fiscal year. Accordingly, the Company has recognized the following reduction in benefit cost for the year ended December 31, 2004:

Service cost	$337,000
Interest cost	707,000
Actuarial (gain) loss recognized	916,000

Net non-pension retirement benefit cost	$1,960,000

      Anticipated subsidy receipts are estimated to be $446,000 in 2006, $499,000 in 2007, $550,000 in 2008, $591,000 in 2009 and $3,588,000 for the years 2010 through 2014. Various factors may cause actual experience to differ from these estimates.

10.	Long-Term Debt and Credit Arrangements
      The amounts recorded as long-term debt are as follows:

	December 31

	2004	2003

Senior subordinated notes	$175,000,000	$175,000,000
Fair value adjustment of subordinated notes	2,876,193	4,094,987

	177,876,193	179,094,987
Senior term loan B	79,429,000	80,279,000
Senior term loan A	4,750,000	10,000,000
Revolving credit agreement	782,743	—
Capital leases	2,505,181	2,886,324

	265,343,117	272,260,311
Less current maturities:
Senior term loans	841,800	1,100,000
Capital leases	417,243	381,143

	1,259,043	1,481,143

	$264,084,074	$270,779,168

      Maturities of long-term obligations for five years subsequent to December 31, 2004 are: 2005 — $1,259,043; 2006 — $1,287,563; 2007 — $1,315,063; 2008 — $1,284,981; 2009 — $259,770,666; and thereafter — $425,801.

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Long-Term Debt and Credit Arrangements (continued)
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
      The Company borrowed $20,000,000 of the $40,000,000 available under term loan A during 2003, allowing the remaining availability to expire under the terms of the credit agreement, which required withdrawals of $20,000,000 by June 30, 2003 and $20,000,000 by December 31, 2003. The credit agreement was amended as of September 30, 2003 to transfer $10,000,000 of borrowings under term loan A to term loan B. The remaining outstanding balance of term loan A incurs interest at the banks’ prime rate of interest plus applicable margin ranging from 0.75% to 2.00% or LIBOR plus applicable margin ranging from 1.75% to 3.00%. At September 30, 2004, the Company made a voluntary $5,000,000 prepayment on term loan A. At February 1, 2005, the credit agreement governing the senior credit facilities was amended and effective March 31, 2005, the outstanding balance of term loan A will be transferred to term loan B. The outstanding debt under Term Loan A is $4,750,000 at December 31, 2004, at an interest rate of 5.56%.
      The Company borrowed the $75,000,000 initially available under term loan B, which incurs interest at the banks’ prime rate of interest plus applicable margin of 1.75% or LIBOR plus applicable margin of 2.75%. As discussed above, the credit agreement was amended to transfer $10,000,000 of outstanding borrowings under term loan A to term loan B. At February 1, 2005, the credit agreement governing the senior credit facilities was amended and effective March 31, 2005, the outstanding balance of term loan A will be transferred to term loan B. The amended agreement requires quarterly principal payments of $210,450 through maturity at November 15, 2009. The outstanding debt relating to this agreement is $79,429,000 at December 31, 2004, at an interest rate of 5.31%.
      The Company may borrow up to $85,000,000 under a revolving credit agreement at the banks’ prime rate of interest plus applicable margin ranging from 0.75% to 2.00% or LIBOR plus applicable margin ranging from 1.75% to 3.00%. The agreement provides for the payment of a commitment fee on the unborrowed portion ranging from 0.50% to 0.75% per annum. Scheduled reductions of the credit committed began in September 2004, with final maturity on May 15, 2009. Principal payments are due at quarter-end, to the extent that total borrowings outstanding at the quarter-end exceeds the reduced credit committed. The outstanding debt related to this agreement is $782,743 at December 31, 2004, at a weighted average interest rate of 7.25%
      The credit facilities are guaranteed jointly and severally by all of the Company’s wholly owned subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. WAND (TV) Partnership, a partially owned subsidiary of the Company is not a guarantor of the new credit facilities.
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

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Long-Term Debt and Credit Arrangements (continued)
      The terms of the debt agreements include covenants, which provide, among other things, restrictions on total and senior leverage and indebtedness, and minimums on earnings before interest, taxes, depreciation and amortization and maximums on capital expenditures.
      The Company’s revolving credit agreements and senior term loans bear interest at variable rates, thus the carrying values of these contracts approximate their fair value. The fair values of the senior subordinated notes are estimated using the quoted ask price for the notes as of the valuation date. The fair values of such fixed obligations are as follows:

	2004		2003

	Recorded Value	Fair Value	Recorded Value	Fair Value

Subordinated notes	$177,876,193	$189,875,000	$179,094,987	$190,750,000

	$177,876,193	$189,875,000	$179,094,987	$190,750,000

      Total interest paid was $19,371,411, $20,597,898, and $22,013,876 in 2004, 2003, and 2002, respectively. The Company capitalized $207,800 and $355,000 of interest in 2004 and 2003, respectively. No interest was capitalized in 2002.

11.	Commitments and Contingencies
      The Company has an agreement with certain shareholders under which the estates of such shareholders could require the Company to redeem shares owned by the shareholders to the extent necessary to provide the estates with funds to pay estate taxes. The Company did not redeem shares pursuant to these agreements during the three years ended December 31, 2004.
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
      Two subsidiaries of the Company have entered into agreements for future broadcast rights, which become available in 2005 or later. Maturities of unrecorded broadcast rights commitments are as follows: 2005 — $743,845; 2006 — $2,812,302; 2007 — $2,577,947; 2008 — $2,526,451; 2009 and thereafter — $5,453,770.
      The Company and its subsidiaries incurred rental expense of approximately $3,475,000, $3,555,000, and $3,999,000, for 2004, 2003, and 2002, respectively. Future rental commitments subsequent to December 31, 2004 are: 2005 — $1,891,500; 2006 — $1,230,072; 2007 — $829,811; 2008 — $735,772; 2009 and thereafter — $2,422,389.
      The Company has several subsidiaries for which varying portions of the labor force are represented by labor unions. On a combined basis, 69% of the Company’s total labor force at December 31, 2004 is subject to collective bargaining agreements. None of these agreements expire prior to December 31, 2005.

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,

	2004	2003	2002

Revenues:
Publishing	$261,807,715	$255,072,667	$261,008,750
Intersegment	(4,272,286)	(3,738,876)	(3,752,407)

External Publishing	257,535,429	251,333,791	257,256,343
Cable	121,392,780	113,672,528	105,305,136
Intersegment	(176,600)	(104,708)	(88,634)

External Cable	121,216,180	113,567,820	105,216,502
Broadcasting	39,444,103	39,406,282	39,964,031
Other	20,157,582	19,784,459	20,152,011

	$438,353,294	$424,092,352	$422,588,887

Operating income (loss):
Publishing	$3,600,314	$1,951,028	$11,579,680
Intersegment	(4,019,073)	(3,495,751)	(3,510,293)

Net Publishing	(418,759)	(1,544,723)	8,069,387
Cable	4,482,358	5,423,545	6,188,202
Intersegment	4,112,295	3,601,889	3,881,816

Net Cable	8,594,653	9,025,434	10,070,018
Broadcasting	3,057,213	(5,665,066)	3,651,090
Corporate expenses	(4,830,588)	(4,398,354)	(6,045,826)
Other	2,086,824	2,333,057	2,452,768

	8,489,343	(249,652)	18,197,437
Nonoperating expense, net	(15,354,434)	(14,614,946)	(11,407,856)

Income (loss) from continuing operations before income taxes and minority interest	$(6,865,091)	$(14,864,598)	$6,789,581

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Business Segment Information (continued)

	Year Ended December 31

	2004	2003	2002

Depreciation:
Publishing	$9,754,281	$10,565,824	$11,299,600
Cable	32,612,117	30,009,614	26,681,076
Broadcasting	2,562,061	2,874,373	2,659,875
Other	4,460,517	4,265,612	4,112,575

	$49,388,976	$47,715,423	$44,753,126

Amortization of intangibles and deferred charges:
Publishing	$356,567	$352,993	$352,668
Cable	739,563	739,563	559,597
Broadcasting	16,940	16,940	16,940
Other	1,715,043	1,974,289	2,082,144

	$2,828,113	$3,083,785	$3,011,349

Capital expenditures:
Publishing	$15,985,458	$17,654,960	$4,786,521
Cable	30,477,641	33,332,550	21,118,021
Broadcasting	2,399,394	1,356,185	3,263,438
Other	2,342,054	2,725,878	2,862,683

	$51,204,547	$55,069,573	$32,030,663

	December 31

	2004	2003	2002

Assets:
Publishing	$209,284,931	$203,593,402	$190,091,233
Cable	154,781,035	158,462,203	158,749,105
Broadcasting	51,227,135	53,182,373	64,535,074
Other	47,462,014	63,442,652	98,349,265

	$462,755,115	$478,680,630	$511,724,677

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Selected Quarterly Financial Data (unaudited)
      The following is a summary of the unaudited quarterly results of operations of the Company for the years ended December 31, 2004 and 2003 (in thousands):

	2004

	Quarter 1	Quarter 2	Quarter 3	Quarter 4

Revenue, as reported	$104,494	$108,581	$105,659
Reclassify cable segment franchise fees	948	986	982

Revenue, as restated	$105,442	$109,567	$106,641	$116,703

Operating income, as reported	$(1,731)	$3,719	$(2,487)
Adjust post-retirement benefit expense	498	498

Operating income, as restated	$(1,233)	$4,217	$(2,487)	$7,992

Income (loss) from continuing operations, as reported	$(11,029)	$8,750	$(9,471)
Adjust post-retirement benefit expense	498	498

Income (loss) from continuing operations, as restated	$(10,531)	$9,248	$(9,471)	$3,984

Net income (loss), as reported	$(11,029)	$8,750	$(9,471)
Adjust post-retirement benefit expense	498	498

Net income (loss), as restated	$(10,531)	$9,248	$(9,471)	$3,984

	2003

	Quarter 1	Quarter 2	Quarter 3	Quarter 4

Revenue, as reported	$100,382	$106,899	$101,070
Reclassify cable segment franchise fees	1,014	1,067	1,031

Revenue, as restated	$101,396	$107,966	$102,101	$112,629

Operating income, as restated	$286	$5,867	$(2,268)	$(4,135)

Income (loss) from continuing operations, as restated	$(4,076)	$(645)	$(1,406)	$(33,484)

Net income (loss)	$(4,188)	$(898)	$(1,455)	$(34,031)

      The quarterly results of operations presented above reflect the reclassification of cable segment franchise fees to be reported in revenues on a gross basis as discussed in Note 1. Quarterly results for 2004 reflect the restatement of net periodic post-retirement benefit cost for recognition of anticipated Medicare subsidy receipts as discussed in Note 9. Net income for the fourth quarter of 2003 reflects an income tax charge for a full valuation allowance on deferred tax assets as discussed Note 4. In addition, fluctuations in the non-cash gain or loss recorded on interest-rate swap contracts contribute to variability in quarterly net income for both years.

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Supplemental Guarantor Information
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
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2004

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Current assets	$13,408,705	$59,438,154	$3,317,023	$1,218,351	$77,382,233
Property, plant and equipment, net	22,577,843	225,992,152	4,559,607	(1,352,913)	251,776,689
Intangibles, net	3,889,430	56,525,553	19,690,900	198,489	80,304,372
Cash value of life insurance, net	29,955,235	—	—	—	29,955,235
Prepaid pension costs	—	2,902,022	—	—	2,902,022
Pension intangibles	1,675,480	7,797,146	—	—	9,472,626
Investments in subsidiaries	162,723,208	—	—	(162,723,208)	—
Other	(9,837,772)	20,766,777	32,933	—	10,961,938

	$224,392,129	$373,421,804	$27,600,463	$(162,659,281)	$462,755,115

Liabilities and stockholders’ equity:
Current liabilities	$15,703,721	$55,297,926	$916,645	$1,216,415	$73,134,707
Long-term debt	264,084,074	—	—	—	264,084,074
Other long-term obligations	4,040,814	238,731,323	32,067	(89,892,065)	152,912,139
Minority interest	—	—	—	9,039,713	9,039,713
Stockholders’ equity	(59,436,480)	79,392,555	26,651,751	(83,023,344)	(36,415,518)

	$224,392,129	$373,421,804	$27,600,463	$(162,659,281)	$462,755,115

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Supplemental Guarantor Information (continued)
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2003

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Current assets	$25,790,099	$57,688,341	$2,013,029	$438,785	$85,930,254
Property, plant and equipment, net	24,430,830	224,727,950	5,476,277	(910,252)	253,724,805
Intangibles, net	4,069,888	57,587,468	19,690,900	198,489	81,546,745
Cash value of life insurance, net	27,466,424	237,317	—	—	27,703,741
Prepaid pension costs	—	2,778,300	—	—	2,778,300
Pension intangibles	2,695,373	9,117,485	—	—	11,812,858
Investments in subsidiaries	173,607,302	—	—	(173,607,302)	—
Other	(6,914,956)	22,098,883	—	—	15,183,927

	$251,144,960	$374,235,744	$27,180,206	$(173,880,280)	$478,680,630

Liabilities and stockholders’ equity:
Current liabilities	$17,061,841	$54,367,604	$405,057	$437,584	$72,272,086
Long-term debt	270,779,168	—	—	—	270,779,168
Other long-term obligations	8,911,722	245,727,823	—	(100,776,894)	153,862,651
Minority interest	—	—	—	9,080,434	9,080,434
Stockholders’ equity	(45,607,771)	74,140,317	26,775,149	(82,621,404)	(27,313,709)

	$251,144,960	$374,235,744	$27,180,206	$(173,880,280)	$478,680,630

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Supplemental Guarantor Information (continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Year Ended December 31, 2004

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$86,755,577	$360,355,384	$6,604,837	$(15,362,504)	$438,353,294
Expenses	87,578,429	350,469,686	6,735,679	(14,919,843)	429,863,951

Operating income (loss)	(822,852)	9,885,698	(130,842)	(442,661)	8,489,343
Nonoperating income (expense)	(15,329,647)	(32,231)	7,444	—	(15,354,434)

Income (loss) from continuing operations before income taxes and minority interest	(16,152,499)	9,853,467	(123,398)	(442,661)	(6,865,091)
Provision for income taxes	(3,998,759)	3,944,737	—	—	(54,022)

Income (loss) from continuing operations before minority interest	(12,153,740)	5,908,730	(123,398)	(442,661)	(6,811,069)
Minority interest	—	—	—	40,721	40,721

Net income (loss)	$(12,153,740)	$5,908,730	$(123,398)	$(401,940)	$(6,770,348)

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Supplemental Guarantor Information (continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Year Ended December 31, 2003

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$85,141,867	$347,183,293	$6,359,922	$(14,592,730)	$424,092,352
Expenses	87,162,950	335,460,435	15,028,670	(13,310,051)	424,342,004

Operating income (loss)	(2,021,083)	11,722,858	(8,668,748)	(1,282,679)	(249,652)
Nonoperating income (expense)	(13,070,589)	(1,544,001)	(356)	—	(14,614,946)

Income (loss) from continuing operations before income taxes and minority interest	(15,091,672)	10,178,857	(8,669,104)	(1,282,679)	(14,864,598)
Provision for income taxes	24,460,550	3,147,035	—	—	27,607,585

Income (loss) from continuing operations before minority interest	(39,552,222)	7,031,822	(8,669,104)	(1,282,679)	(42,472,183)
Minority interest	—	—	—	2,860,804	2,860,804

Income (loss) from continuing operations	(39,552,222)	7,031,822	(8,669,104)	1,578,125	(39,611,379)
Loss on discontinued operations, net of tax	—	(960,213)	—	—	(960,213)

Net income (loss)	$(39,552,222)	$6,071,609	$(8,669,104)	$1,578,125	$(40,571,592)

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Supplemental Guarantor Information (continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Year Ended December 31, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$84,293,867	$340,668,990	$8,087,156	$(10,461,126)	$422,588,887
Expenses	86,934,454	321,596,790	6,661,172	(10,800,966)	404,391,450

Operating income (loss)	(2,640,587)	19,072,200	1,425,984	339,840	18,197,437
Nonoperating income (expense)	(9,791,057)	(1,635,784)	18,985	—	(11,407,856)

Income (loss) from continuing operations before income taxes and minority interest	(12,431,644)	17,436,416	1,444,969	339,840	6,789,581
Provision (credit) for income taxes	(3,656,350)	6,591,298	—	—	2,934,948

Income (loss) from continuing operations before minority interest	(8,775,294)	10,845,118	1,444,969	339,840	3,854,633
Minority interest	—	—	—	(476,840)	(476,840)

Income (loss) from continuing operations	(8,775,294)	10,845,118	1,444,969	(137,000)	3,377,793
Loss on discontinued operations, net of tax	—	(837,347)	—	—	(837,347)

Net income (loss)	$(8,775,294)	$10,007,771	$1,444,969	$(137,000)	$2,540,446

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Supplemental Guarantor Information (continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31, 2004

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(4,918,962)	$56,130,739	$1,475,855	$(443,396)	$52,244,236
Additions to property, plant and equipment	(2,454,192)	(49,022,938)	(170,033)	442,661	(51,204,547)
Other investing activities	(2,455,861)	432,946	—	—	(2,022,915)

Net cash provided by (used in) investing activities	(4,910,053)	(48,590,037)	(170,033)	442,661	(53,227,462)
Payments on long-term debt	(6,100,000)	—	—	—	(6,100,000)
Other financing activities	(7,120,917)	(7,951,085)	—	735	(829,433)

Net cash provided by (used in) financing activities	1,020,917	(7,951,085)	—	735	(6,929,433)

Increase (decrease) in cash and equivalents	(8,808,098)	(410,383)	1,305,822	—	(7,912,659)
Cash and equivalents at beginning of year	10,828,912	89,752	542,619	—	11,461,283

Cash and equivalents at end of year	$2,020,814	$320,631	$1,848,441	$—	$3,548,624

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Supplemental Guarantor Information (continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31, 2003

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(11,722,227)	$54,534,373	$729,530	$(1,281,615)	$42,260,061
Additions to property, plant and equipment	(1,543,943)	(54,073,330)	(658,123)	1,282,679	(54,992,717)
Other investing activities	(87,619)	133,764	—	—	46,145

Net cash provided by (used in) investing activities	(1,631,562)	(53,939,566)	(658,123)	1,282,679	(54,946,572)
Borrowings on term loan	20,000,000	—	—	—	20,000,000
Payments on long-term debt	(4,346,000)	—	—	—	(4,346,000)
Other financing activities	(326,099)	(960,688)	—	(1,064)	(1,287,851)

Net cash provided by (used in) financing activities	15,327,901	(960,688)	—	(1,064)	14,366,149

Increase (decrease) in cash and equivalents	1,974,112	(365,881)	71,407	—	1,679,638
Cash and equivalents at beginning of year	8,854,800	455,633	471,212	—	9,781,645

Cash and equivalents at end of year	$10,828,912	$89,752	$542,619	$—	$11,461,283

BLOCK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Supplemental Guarantor Information (continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31, 2002

	Unconsolidated

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(28,987,131)	$62,449,424	$1,172,642	$430,792	$35,065,727
Additions to property, plant and equipment	(1,011,528)	(28,255,872)	(1,063,021)	(339,840)	(30,670,261)
Other investing activities	(2,623,606)	884,841	—	—	(1,738,765)

Net cash used in investing activities	(3,635,134)	(27,371,031)	(1,063,021)	(339,840)	(32,409,026)
Issuance of subordinated note	175,000,000	—	—	—	175,000,000
Borrowings on term loan	75,000,000	—	—	—	75,000,000
Payments on long-term debt	(142,874,000)	—	—	—	(142,874,000)
Payments on long-term revolver	(92,500,000)	—	—	—	(92,500,000)
Other financing activities	23,664,987	(34,557,823)	(2,400,000)	(90,952)	(13,383,788)

Net cash provided by (used in) financing activities	38,290,987	(34,557,823)	(2,400,000)	(90,952)	1,242,212

Increase (decrease) in cash and equivalents	5,668,722	520,570	(2,290,379)	—	3,898,913
Cash and equivalents at beginning of year	3,186,078	(64,937)	2,761,591	—	5,882,732

Cash and equivalents at end of year	$8,854,800	$455,633	$471,212	$—	$9,781,645

BLOCK COMMUNICATIONS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2004

	Balance at	Charged to Costs		Balance at
	January 1, 2004	and Expenses	Deductions(1)	December 31, 2004

	(In thousands)
Allowance for doubtful receivables and discounts	$3,548	$4,650	$4,358	$3,840
Deferred tax valuation allowance	32,342	2,991	—	35,333

	Balance at	Charged to Costs		Balance at
	January 1, 2003	and Expenses	Deductions(1)	December 31, 2003

Allowance for doubtful receivables and discounts	$3,552	$3,815	$3,819	$3,548
Deferred tax valuation allowance	745	31,597	—	32,342

	Balance at	Charged to Costs		Balance at
	January 1, 2002	and Expenses	Deductions(1)	December 31, 2002

Allowance for doubtful receivables and discounts	$4,861	$2,891	$4,200	$3,552
Deferred tax valuation allowance	587	158	—	745

(1)	Deductions represent accounts receivable written off as uncollectible or credits given.

S-1

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Block Communications, Inc. (the “Registrant”) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Block Communications, Inc.

By:	/s/ Allan Block

Allan Block,
Chairman of Board of Directors
Date: March 24, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Allan Block Allan Block	Chairman (Principal Executive Officer)	March 24, 2005

/s/ William Block Jr. William Block Jr.	Director	March 24, 2005

/s/ David G. Huey David G. Huey	President and Director	March 24, 2005

/s/ Gary J. Blair Gary J. Blair	Executive Vice President/ Chief Financial Officer and Director	March 24, 2005

/s/ Jodi L. Miehls Jodi L. Miehls	Treasurer/ Chief Accounting Officer	March 24, 2005

Barbara Burney	Director

/s/ John R. Block John R. Block	Director	March 24, 2005

Donald G. Block	Director

Mary G. Block	Director

Karen D. Johnese	Director

Cyrus P. Block	Director

/s/ Fritz Byers Fritz Byers	General Counsel and Director	March 24, 2005

/s/ Diana Block Diana Block	Director	March 24, 2005

/s/ Harold O. Davis Harold O. Davis	Director	March 24, 2005

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Block Communications, Inc. (the ‘Company”), as amended to date, incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form S-4 #333-96619.
3.2	Code of Regulations of the Company, incorporated by reference to Exhibit 3.2 of the Company’s registration statement on Form S-4 #333-96619.
3.3	Close Corporation Operating Agreement, dated December 12, 1988, by and among the Company (f/n/a Blade Communications, Inc.) and the holders of all of its issued and outstanding stock, incorporated by reference to Exhibit 3.3 of the Company’s registration statement on Form S-4 #333-96619.
3.4	Agreement to Amend and Extend Close Corporation Operating Agreement, dated October 15, 1994, by and among the Company (f/n/a Blade Communications, Inc.) and the holders of all of its issued and outstanding stock, incorporated by reference to Exhibit 3.4 of the Company’s registration statement on Form S-4 #333-96619.
3.5	Agreement to Amend and Extend Close Corporation Operating Agreement, effective January 1, 2005, by and among the Company (f/n/a Blade Communications, Inc.) and the holders of all of its issued and outstanding stock.
3.6	Amendments to Close Corporation Operating Agreement, effective February 22, 2005, by and among the Company (f/n/a Blade Communications, Inc.) and the holders of all of its issued and outstanding stock.
4.1	Indenture, dated as of April 18, 2002, among the Company, the Guarantors and Wells Fargo Bank Minnesota, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-4 #333-96619.
4.2	Credit Agreement, dated as of May 15, 2002, by and among the Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Company’s registration statement on Form S-4 #333-96619.
4.3	Guaranty Agreement, dated as of May 15, 2002, by and among each of the Guarantors and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 of the Company’s registration statement on Form S-4 #333-96619.
4.4	Security Agreement, dated as of May 15, 2002, by and among the Company, each of the Guarantors and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.3 of the Company’s registration statement on Form S-4 #333-96619.
4.5	Intellectual Property Security Agreement, dated as of May 15, 2002, by and among the Company, each of the Guarantors and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.4 of the Company’s registration statement on Form S-4 #333-96619.
4.6	Assignment of Patents, Trademarks and Copyrights, updated, by and among the Company, each of the Guarantors and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.5 of the Company’s registration statement on Form S-4 #333-96619.
4.7	Securities Pledge Agreement, by and among the Company, each Guarantor that owns Subsidiary Securities, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.6 of the Company’s registration statement on Form S-4 #333-96619.
4.8	Mortgage, dated May 15, 2002, between Block Communication, Inc, and Bank of America, N.A., as Agent, incorporated by reference to Exhibit 10.7 of the Company’s registration statement on Form S-4 #333-96619.
4.9	Amendment No. 1 dated September 12, 2002 to the Credit Agreement dated as of May 15, 2002, by and among the Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q #333-96619 for the quarterly period ended September 30, 2002.
4.10	Amendment No. 2 dated September 30, 2003 to the Credit Agreement dated as of May 15, 2002, by and among the Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q #333-96619 for the quarterly period ended September 30, 2003.

4.11		Amendment No. 3 dated March 19, 2004 to the Credit Agreement dated as of May 15, 2002, by and among the Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 4.11 of the Company’s annual report on Form 10-K #333-96619 for the year ended December 31, 2003.
4.12		Amendment No. 4 dated February 1, 2005 to the Credit Agreement dated as of May 15, 2002, by and among the Company and Bank of America, N.A., as Administrative Agent.
10	.1*	Phantom Stock Plan, dated December 13, 1999, for Block Communications, Inc. (f/n/a Blade Communications, Inc.), incorporated by reference to Exhibit 10.8 of the Company’s registration statement on Form S-4 #333-96619.
10	.2*	Incentive Compensation Plan, dated January 1, 2004, for Block Communications, Inc., incorporated by reference to exhibit 10.2 of the Company’s annual report on Form 10-K #333-96619 for the year ended December 31, 2003.
10.3		Amendment to and Restatement of Stock Redemption Agreement, dated December 12, 1991, incorporated by reference to Exhibit 10.10 of the Company’s registration statement on Form S-4 #333-96619.
10.4		Shareholders’ Agreement, incorporated by reference to Exhibit 10.11 of the Company’s registration statement on Form S-4 #333-96619.
10	.5*	Compensation agreement, dated May 27, 2004, by and between the Company and William K. Block, Jr.
14.1		Code of Ethics, incorporated by reference to exhibit 14.1 of the Company’s annual report on Form 10-K #333-96619 for the year ended December 31, 2003.
21.1		Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 of the Company’s registration statement on Form S-4 #333-96619.
31.1		Certification of the Managing Director pursuant to Rule 15d-14(a).
31.2		Certification of the Chief Financial Officer pursuant to Rule 15d-14(a).
32.1		Certification of the Managing Director pursuant to 18 U.S.C. Sec. 1350.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

*	Indicates management contract or compensatory plan or arrangement.