Form 10-Q
period 2005-03-31
BLOCK COMMUNICATIONS INC
filed 2005-05-12
CIK 1177238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to___.

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Voting Common Stock , (par value $.10)	Non-voting Common Stock, (par value $.10)

29,400 shares as of May 11, 2005	428,613 shares as of May 11, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31	December 31
	2005	2004
	(unaudited)	(note 1)
Assets
Current assets:
Cash and cash equivalents	$6,876,484	$3,548,624
Receivables, less allowances for doubtful accounts and discounts of $3,678,000 and $3,840,000, respectively	43,353,260	49,100,824
Recoverable income taxes	7,405,990	7,331,215
Inventories	7,337,225	4,331,026
Prepaid expenses	5,524,128	5,867,479
Broadcast rights	6,283,675	7,203,065

Total current assets	76,780,762	77,382,233

Property, plant and equipment:
Land and land improvements	12,826,657	12,792,916
Buildings and leasehold improvements	46,797,686	46,668,444
Machinery and equipment	228,855,825	227,764,973
Cable television distribution systems and equipment	245,914,526	245,009,957
Security alarm and video systems installation costs	7,642,226	7,529,792
Construction in progress	5,471,103	1,730,462

	547,508,023	541,496,544
Less allowances for depreciation and amortization	301,305,124	289,719,855

	246,202,899	251,776,689

Other assets:
Goodwill	52,034,273	52,034,273
Other intangibles, net of accumulated amortization	27,985,579	28,270,099
Cash value of life insurance	30,495,981	29,955,235
Pension intangibles	9,472,626	9,472,626
Prepaid pension costs	2,902,022	2,902,022
Deferred financing costs	7,675,950	8,167,411
Broadcast rights, less current portion	1,666,973	2,058,756
Other	784,326	735,771

	133,017,730	133,596,193

	$456,001,391	$462,755,115

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	March 31	December 31
	2005	2004
	(unaudited)	(note 1)
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$10,059,761	$12,844,567
Salaries, wages and payroll taxes	12,555,757	13,670,056
Workers’ compensation and medical reserves	8,292,214	9,622,884
Other accrued liabilities	40,319,245	35,738,157
Current maturities of long-term debt	1,267,010	1,259,043

Total current liabilities	72,493,987	73,134,707

Long-term debt, less current maturities	261,437,454	264,084,074

Other long-term obligations	155,750,542	152,912,139

Minority interest	8,990,118	9,039,713

Stockholders’ equity (deficit):
5% Non-cumulative, non-voting Class A Stock, par value $100 a share (entitled in liquidation to $100 per share in priority over Common Stock)—15,680 shares authorized; 12,620 shares issued and outstanding	1,262,000	1,262,000
Common Stock, par value $.10 a share:
Voting Common Stock—29,400 shares authorized, issued and outstanding	2,940	2,940
Non-voting Common Stock—588,000 shares authorized; 428,613 shares issued and outstanding	42,861	42,861
Accumulated other comprehensive loss	(30,377,924)	(30,404,234)
Additional paid-in capital	1,058,687	1,058,687
Retained deficit	(14,659,274)	(8,377,772)

	(42,670,710)	(36,415,518)

	$456,001,391	$462,755,115

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three months ended March 31
	2005	2004

Revenue:
Publishing	$60,082,146	$60,928,375
Cable	30,912,074	29,665,392
Broadcasting	9,096,828	9,715,342
Other communications	4,988,456	5,133,073

	105,079,504	105,442,182

Expense:
Cost of revenue:
Publishing	45,687,014	44,719,958
Cable	22,669,588	21,039,546
Broadcasting	5,747,075	5,765,657
Other communications	2,449,175	2,318,375

	76,552,852	73,843,536

Selling, general & administrative expense:
Publishing	17,935,799	19,490,307
Cable	6,628,303	6,059,849
Broadcasting	3,438,866	3,428,144
Other communications	1,887,911	2,100,864
Corporate expenses	1,095,518	1,752,212

	30,986,397	32,831,376

	107,539,249	106,674,912

Operating loss	(2,459,745)	(1,232,730)

Nonoperating income (expense):
Interest expense	(6,148,344)	(4,662,529)
Change in fair value of interest rate swaps	2,318,461	(4,582,656)
Investment income	(25,358)	140,525

	(3,855,241)	(9,104,660)

Loss before income taxes and minority interest	(6,314,986)	(10,337,390)

Provision (credit) for income taxes:
Federal:
Current	—	—
Deferred	—	(9,475)

	—	(9,475)
State and local	16,111	220,023

	16,111	210,548

Loss before minority interest	(6,331,097)	(10,547,938)
Minority interest	49,595	16,470

Net loss	$(6,281,502)	$(10,531,468)

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)

							Accumulated
			Common Stock				Other	Additional
	Class A Stock		Voting		Non-Voting		Comprehensive	Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Capital	Earnings	Total

Balances at January 1, 2005	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(30,404,234)	$1,058,687	$(8,377,772)	$(36,415,518)

Net loss									(6,281,502)	(6,281,502)

Amortization of fair value of interest rate swaps at January 1, 2001							26,310			26,310

Total comprehensive loss										(6,255,192)

Balances at March 31, 2005	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(30,377,924)	$1,058,687	$(14,659,274)	$(42,670,710)

Balances at January 1, 2004	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(29,303,806)	$1,058,687	$(376,391)	$(27,313,709)

Net loss									(10,531,468)	(10,531,468)

Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $9,475)							16,835			16,835

Total comprehensive loss										(10,514,633)

Balances at March 31, 2004	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(29,286,971)	$1,058,687	$(10,907,859)	$(37,828,342)

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Block Communications, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2005	2004

Operating activities
Net loss	$(6,281,502)	$(10,531,468)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,301,886	12,066,116
Amortization of intangibles and deferred charges	668,962	772,438
Amortization of broadcast rights	1,515,320	1,552,166
Payments for broadcast rights	(1,761,131)	(1,634,272)
Deferred income taxes	—	(9,475)
Provision for bad debts	893,608	1,041,442
Minority interest	(49,595)	(16,470)
Change in fair value of interest rate swaps	(2,318,461)	4,582,656
Cash received on swap contracts	1,460,000	—
Loss on disposal of property and equipment	289,731	239,654
Changes in operating assets and liabilities:
Receivables	4,853,956	2,040,648
Inventories	(3,006,199)	(1,189,474)
Prepaid expenses	343,351	756,285
Accounts payable	(2,784,806)	(2,511,779)
Salaries, wages, payroll taxes and other accrued liabilities	2,668,650	6,115,690
Other assets	266,328	667,322
Postretirement benefits and other long-term obligations	2,930,909	1,456,838

Net cash provided by operating activities	12,991,007	15,398,317

Investing activities
Additions to property, plant and equipment	(8,099,404)	(13,183,264)
Change in cash value of life insurance	(540,746)	(503,246)
Proceeds from disposal of property and equipment	71,977	13,700

Net cash used in investing activities	(8,568,173)	(13,672,810)

Financing activities
Payments on term loan	(210,450)	(212,500)
Net payments on short term revolver	(782,743)	—
Payments on capital leases	(101,781)	(90,943)

Net cash used in financing activities	(1,094,974)	(303,443)

Increase in cash and cash equivalents	3,327,860	1,422,064
Cash and cash equivalents at beginning of period	3,548,624	11,461,283

Cash and cash equivalents at end of period	$6,876,484	$12,883,347

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BLOCK COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Block Communications, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the December 31, 2004 audited consolidated financial statements and footnotes thereto.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

New Accounting Standards

In December 2004, SFAS No. 153, Accounting for Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, was issued and applies to non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 replaces the exception in Opinion 29 for non-monetary exchanges of similar productive assets with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under the statement, a non-monetary exchange is deemed to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this standard is expected to have no impact on the Company’s financial position or results of operations.

NOTE 2—RETIREMENT AND PENSION PLANS

The Company and certain subsidiaries have several defined benefit pension plans covering substantially all active and retired employees. Benefits are generally based on compensation and length of service. The components of net periodic pension cost are as follows:

	Three months ended March 31,
	2005	2004

Service cost	$1,085,984	$1,298,927
Interest cost	3,708,926	3,708,846
Expected return on plan assets	(3,729,644)	(3,733,503)
Amortization of prior service cost	433,990	436,435
Actuarial (gain) loss recognized	851,395	608,122

	$2,350,651	$2,318,827

The assumptions used in the determination of 2005 net periodic pension cost include a discount rate of 6.00%, expected return on plan assets of 8.18%, and a rate of compensation increase of 4.34%, all calculated on a weighted average basis.

The Company has contributed $1,015,000 to these defined benefit pension plans during the three months ended March 31, 2005 and estimates that total 2005 contributions to these plans will be approximately $7,500,000. Various factors, such as investment performance and shifts worked, may cause actual contributions to differ from this estimate.

NOTE 3—POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company and certain subsidiaries provide access to health care benefits for certain retired employees. The components of non-pension post-retirement benefit cost are as follows:

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Three months ended March 31,
	2005	2004

Service cost	$666,500	$590,000
Interest cost	1,504,250	1,350,500
Amortization of prior service cost	(333,250)	(250,000)
Actuarial (gain) loss recognized	442,000	146,000

	$2,279,500	$1,836,500

The 2005 non-pension post-retirement benefit cost reflects an assumed discount rate of 6.00%.

The Company has contributed $912,000 to these post-retirement benefit plans during the three months ended March 31, 2005 and estimates that total 2005 contributions to these plans will be approximately $5,000,000. As contributions are based on claims paid by the plans, actual experience may differ from this estimate.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. Provisions of the Act include a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company provides a prescription drug benefit for certain groups of retirees and has assessed that benefit to be at least actuarially equivalent to the benefit provided under Medicare Part D based on available information. Accordingly, under the guidance of Financial Accounting Standards Board Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2), the Company has accounted for anticipated subsidies under the Act. The non-pension post-retirement benefit cost for all periods presented includes the effect of anticipated subsidies.

NOTE 4—LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2005	2004

Subordinated notes	$175,000,000	$175,000,000
Fair value adjustment of subordinated notes	1,332,514	2,876,193

Subordinated notes, as adjusted	176,332,514	177,876,193

Senior term loans	83,968,550	84,179,000
Capital leases	2,403,400	2,505,181
Short-term revolver	—	782,743

	262,704,464	265,343,117
Current maturities	1,267,010	1,259,043

	$261,437,454	$264,084,074

The Company is exposed to market risk arising from changes in interest rates and therefore participates in interest-rate swap contracts as it deems necessary to minimize interest expense while stabilizing cash flows. At March 31, 2005, the Company participates in three interest–rate swap contracts relating to its long-term debt. During the first quarter of 2005, the company terminated several interest-rate swap contracts in exchange for cash received of $1,460,000. The terminated swaps include two contracts that had previously been accounted for as fair value hedges. In accordance with the guidance of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the adjustments to the fair value of the hedge were recorded with an offset to the fair value of the underlying debt. Upon termination of these contracts, the remaining fair value adjustment of the subordinated notes will be amortized as interest expense using the effective interest rate method over the remaining life of the notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 4—LONG-TERM DEBT (Continued)

The remaining contracts either do not qualify for hedge accounting or the Company has not elected to implement hedge accounting. Accordingly, the Company has recognized a derivative valuation gain of $2,318,461 for the three months ended March 31, 2005 and a derivative valuation loss of $4,582,656 for the same period of the prior year.

NOTE 5—OTHER LONG-TERM OBLIGATIONS

Other long-term obligations consist of the following:

	March 31,	December 31,
	2005	2004

Other postretirement benefits	$90,093,869	$88,722,000
Pension liabilities	50,567,222	49,207,229
Deferred compensation obligations	8,748,361	8,783,418
Broadcast rights payable	2,980,301	3,731,715
Other	3,360,789	2,467,777

	$155,750,542	$152,912,139

NOTE 6—INCOME TAXES

The provision for income taxes reflected in the Condensed Consolidated Statement of Operations for all periods presented includes adjustments necessary to maintain a full valuation allowance against the net balance of deferred tax assets. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the net deferred tax asset balance such that a full valuation allowance is warranted. Factors considered include the existence of cumulative losses in the most recent fiscal years, the length of time over which temporary differences are expected to reverse, and the availability of prudent and feasible tax strategies.

NOTE 7—BUSINESS SEGMENT INFORMATION

The Company has three reportable segments—publishing, cable and broadcasting. The publishing segment operates two daily newspapers, located in Ohio and Pennsylvania. The cable segment includes two cablevision companies located in Ohio. The broadcasting segment has five television stations, located in Idaho, Illinois, Indiana, Kentucky, and Ohio. The “Other” category includes non-reportable segments and corporate items. The non-reportable segments provide services such as commercial telephony, and security system sales and monitoring. The following table presents certain financial information for the three reportable segments and the other category.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 7—BUSINESS SEGMENT INFORMATION (Continued)

	Three months ended March 31,
	2005	2004

Revenues:
Publishing	$60,963,881	$61,898,334
Intersegment	(881,735)	(969,959)

External Publishing	60,082,146	60,928,375

Cable	30,979,766	29,694,635
Intersegment	(67,692)	(29,243)

External Cable	30,912,074	29,665,392

Broadcasting	9,096,828	9,715,342
Other	4,988,456	5,133,073

	$105,079,504	$105,442,182

Operating income (loss):
Publishing	$(2,739,281)	$(2,370,849)
Intersegment	(801,386)	(911,041)

Net Publishing	(3,540,667)	(3,281,890)

Cable	770,914	1,610,874
Intersegment	843,269	955,123

Net Cable	1,614,183	2,565,997

Broadcasting	(89,113)	521,541
Other	651,370	713,834
Corporate expenses	(1,095,518)	(1,752,212)

	(2,459,745)	(1,232,730)

Nonoperating expense, net	(3,855,241)	(9,104,660)

Loss before income taxes and minority interest	$(6,314,986)	$(10,337,390)

NOTE 8—SUPPLEMENTAL GUARANTOR INFORMATION

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 8—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED BALANCE SHEET
March 31, 2005

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Current assets	$13,144,793	$59,114,200	$3,136,014	$1,385,755	$76,780,762
Property, plant and equipment, net	22,250,470	220,720,618	4,360,980	(1,129,169)	246,202,899
Intangibles, net	3,882,204	56,248,259	19,690,900	198,489	80,019,852
Cash value of life insurance	30,495,981	—	—	—	30,495,981
Prepaid pension costs	—	2,902,022	—	—	2,902,022
Pension intangibles	1,675,480	7,797,146	—	—	9,472,626
Investments in subsidiaries	159,583,958	—	—	(159,583,958)	—
Other	(10,329,749)	20,451,581	5,417	—	10,127,249

	$220,703,137	$367,233,826	$27,193,311	$(159,128,883)	$456,001,391

Liabilities and stockholders’ equity:
Current liabilities	$19,265,872	$51,157,730	$686,973	$1,383,412	$72,493,987
Long-term debt	261,437,454	—	—	—	261,437,454
Other long-term obligations	4,914,831	237,583,244	4,875	(86,752,408)	155,750,542
Minority interest	—	—	—	8,990,118	8,990,118
Stockholders’ equity	(64,915,020)	78,492,852	26,501,463	(82,750,005)	(42,670,710)

	$220,703,137	$367,233,826	$27,193,311	$(159,128,883)	$456,001,391

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 8—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 8—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended March 31, 2005

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$20,064,024	$85,712,948	$1,508,765	$(2,206,233)	$105,079,504
Expenses	21,708,235	86,595,222	1,665,769	(2,429,977)	107,539,249

Operating income (loss)	(1,644,211)	(882,274)	(157,004)	223,744	(2,459,745)
Nonoperating income (expense)	(3,860,639)	(1,318)	6,716	—	(3,855,241)

Income (loss) before income taxes and minority interest	(5,504,850)	(883,592)	(150,288)	223,744	(6,314,986)
Provision for income taxes	—	16,111	—	—	16,111

Loss before minority interest	(5,504,850)	(899,703)	(150,288)	223,744	(6,331,097)
Minority interest	—	—	—	49,595	49,595

Net income (loss)	$(5,504,850)	$(899,703)	$(150,288)	$273,339	$(6,281,502)

CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended March 31, 2004

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$20,061,339	$89,796,521	$1,633,417	$(6,049,095)	$105,442,182
Expenses	22,211,895	88,191,857	1,684,074	(5,412,914)	106,674,912

Operating income (loss)	(2,150,556)	1,604,664	(50,657)	(636,181)	(1,232,730)
Nonoperating income (expense)	(9,080,493)	(24,915)	748	—	(9,104,660)

Income (loss) from continuing operations before income tax and minority interest	(11,231,049)	1,579,749	(49,909)	(636,181)	(10,337,390)
Provision (credit) for income taxes	(9,475)	220,023	—	—	210,548

Income (loss) from continuing operations before minority interest	(11,221,574)	1,359,726	(49,909)	(636,181)	(10,547,938)
Minority interest	—	—	—	16,470	16,470

Net income (loss)	$(11,221,574)	$1,359,726	$(49,909)	$(619,711)	$(10,531,468)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 8—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2005

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(44,956)	$12,742,558	$70,068	$223,337	$12,991,007

Additions to property, plant and equipment	(683,442)	(7,156,592)	(35,626)	(223,744)	(8,099,404)
Other investing activities	(536,046)	62,114	5,163	—	(468,769)

Net cash used in investing activities	(1,219,488)	(7,094,478)	(30,463)	(223,744)	(8,568,173)

Payments on term loans	(210,450)	—	—	—	(210,450)
Net payments on short-term revolver	(782,743)				(782,743)
Other financing activity	2,811,403	(2,913,591)	—	407	(101,781)

Net cash provided by (used in) financing activities	1,818,210	(2,913,591)	—	407	(1,094,974)

Increase in cash and equivalents	553,766	2,734,489	39,605	—	3,327,860
Cash and equivalents at beginning of period	2,020,814	(320,631)	1,848,441	—	3,548,624

Cash and equivalents at end of period	$2,574,580	$2,413,858	$1,888,046	$—	$6,876,484

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NOTE 8—SUPPLEMENTAL GUARANTOR INFORMATION (continued)

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

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following analysis of the financial condition and results of operations of Block Communications, Inc. (the “Company”) should be read in conjunction with our unaudited Consolidated Condensed Financial Statements and notes thereto included elsewhere herein and with the management’s discussion and analysis, consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

     We are a privately held diversified media company with our primary operations in cable television, newspaper publishing and television broadcasting. We provide cable television service to the greater Toledo, Ohio metropolitan area, including Michigan suburbs, (Buckeye CableSystem) and the Sandusky, Ohio area (Erie County CableSystem). At December 31, 2004, we had approximately 146,000 subscribers. We publish two daily metropolitan newspapers, the Pittsburgh Post-Gazette in Pittsburgh, Pennsylvania, and The Blade in Toledo, Ohio, each of which is the leading publication in its market. The combined average daily and Sunday paid circulation of our two newspapers is approximately 383,200 and 590,200, respectively, as of December 31, 2004. We own and operate four television stations: two in Louisville, Kentucky, and one each in Boise, Idaho and Lima, Ohio; and we are a two-thirds owner of a television station in Decatur, Illinois. We also have other communication operations including a commercial telecom business and a home security business.

     Since our diversified media operations include several advertising dependent companies, our financial performance is significantly impacted by advertising revenues. In general, advertising revenue is highest in the fourth quarter, due in part to increases in retail advertising in the period leading up to and including the holiday season. In addition, broadcasting advertising revenues are generally higher in even-numbered election years due to political advertising. Advertising growth continues to be soft due in part to the lagging response to the economic rebound by the Midwest markets in which we operate.

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

     We believe the following critical accounting policies affect our significant estimates and judgments used in the preparation of the consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to change, resulting in an impairment of their ability to make payments, additional allowances could be required. We maintain various self-insurance liabilities and various employment related liabilities, such as workers’ compensation and medical reserves, based on historical performance and current trends. Actual results could differ from estimates resulting in adjustments to the recorded liability. Actuarial assumptions have a significant impact on the determination of net periodic pension costs and credits and other post-employment benefits. If actual experience differs from these assumptions, future periodic pension and post-employment costs could be adversely affected. We also make estimates and judgments in determining certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Our other critical accounting policies include accounting for broadcast rights, goodwill and other intangible assets, stock-based compensation, and our revenue recognition policies. Please refer to our 2004 Form 10-K filed March 24, 2005, for a more detailed discussion of our critical accounting policies and estimates. In addition, there are other items within the financial statements that require estimation, but are not deemed to be critical accounting policies and estimates. Changes in the estimates used in these and other items could have a material impact on our financial statements.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     For the three months ended March 31, 2005, we had revenues, operating loss, and a net loss of $105.1 million, $2.5 million, and $6.3 million, respectively. This represents a decrease in revenues of $363,000 and an increase in operating loss of $1.2 million as compared to the three months ended March 31, 2004.

     Set forth below are the operating results and a reconciliation of net loss to adjusted EBITDA for the three- month periods ended March 31, 2005 and 2004.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Block Communications, Inc. and Subsidiaries

Results of Operations (unaudited)

	Three months ended March 31,
	2005		2004
Revenue:
Publishing	$60,082,146	57.2%	$60,928,375	57.8%
Cable	30,912,074	29.4	29,665,392	28.1
Broadcasting	9,096,828	8.7	9,715,342	9.2
Other communications	4,988,456	4.7	5,133,073	4.9

	105,079,504	100.0	105,442,182	100.0

Expense:
Cost of revenue:
Publishing	45,687,014	43.5	44,719,958	42.4
Cable	22,669,588	21.6	21,039,546	20.0
Broadcasting	5,747,075	5.5	5,765,657	5.5
Other communications	2,449,175	2.3	2,318,375	2.2

	76,552,852	72.9	73,843,536	70.0

Selling, general & administrative expense:
Publishing	17,935,799	17.1	19,490,307	18.5
Cable	6,628,303	6.3	6,059,849	5.7
Broadcasting	3,438,866	3.3	3,428,144	3.3
Other communications	1,887,911	1.8	2,100,864	2.0
Corporate expenses	1,095,518	1.0	1,752,212	1.7

	30,986,397	29.5	32,831,376	31.1

	107,539,249	102.3	106,674,912	101.2

Operating loss	(2,459,745)	-2.3	(1,232,730)	-1.2

Nonoperating income (expense):
Interest expense	(6,148,344)		(4,662,529)
Change in fair value of interest rate swaps	2,318,461		(4,582,656)
Investment income	(25,358)		140,525

	(3,855,241)		(9,104,660)

Loss before income taxes and minority interest	(6,314,986)		(10,337,390)
Provision for income taxes	16,111		210,548
Minority interest	49,595		16,470

Net loss	(6,281,502)		(10,531,468)

Add:
Interest expense	6,148,344		4,662,529
Provision for income taxes	16,111		210,548
Depreciation	13,301,886		12,066,116
Amortization of intangibles and deferred charges	668,962		772,438
Amortization of broadcast rights	1,515,320		1,552,166
Loss on disposal of property and equipment	289,731		239,654
Change in fair value of interest rate swaps	(2,318,461)		4,582,656

Less:
Payments on broadcast rights	(1,761,131)		(1,634,272)

Adjusted EBITDA	$11,579,260		$11,920,367

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a reconciliation of net income (loss) to adjusted EBITDA by operating segment for the three-month periods ended March 31, 2005 and 2004.

Block Communications, Inc. and Subsidiaries
Reconciliation of Net Income to Adjusted EBITDA by Segment

	Publishing	Cable	Broadcasting	Other	Corporate	Consolidated
	Three months ended March 31, 2005
Net income (loss)	$(3,581,299)	$1,614,609	$(32,802)	$635,259	$(4,917,269)	$(6,281,502)
Adjustments to net income (loss):
Interest expense	40,647	—	—	—	6,107,697	6,148,344
Provision for income taxes	—	—	—	16,111	—	16,111
Depreciation	2,658,130	8,833,208	620,059	1,190,489	—	13,301,886
Amortization of intangibles and deferred charges	89,143	184,891	4,235	—	390,693	668,962
Amortization of broadcast rights	—	64,111	1,451,209	—	—	1,515,320
Film payments	—	(69,885)	(1,691,246)	—	—	(1,761,131)
(Gain) loss on disposal of assets	(17,136)	302,811	(5,163)	9,219	—	289,731
Change in fair value of derivatives	—	—	—	—	(2,318,461)	(2,318,461)

Adjusted EBITDA	$(810,515)	$10,929,745	$346,292	$1,851,078	$(737,340)	$11,579,260

	Three months ended March 31, 2004
Net income (loss)	$(3,572,280)	$2,566,526	$538,759	$713,834	$(10,778,307)	$(10,531,468)
Adjustments to net income (loss):
Interest expense	70,463	—	—	—	4,592,066	4,662,529
Provision (credit) for income taxes	220,023	—	—	—	(9,475)	210,548
Depreciation	2,268,938	8,043,904	686,232	1,067,042	—	12,066,116
Amortization of intangibles and deferred charges	89,143	184,891	4,235	—	494,169	772,438
Amortization of broadcast rights	—	62,737	1,489,429	—	—	1,552,166
Film payments	—	(58,439)	(1,575,833)	—	—	(1,634,272)
(Gain) loss on disposal of assets	(9,500)	249,123	(200)	231	—	239,654
Change in fair value of derivatives	—	—	—	—	4,582,656	4,582,656

Adjusted EBITDA	$(933,213)	$11,048,742	$1,142,622	$1,781,107	$(1,118,891)	$11,920,367

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

     When we present adjusted EBITDA for our business segments, we exclude certain expenses consisting primarily of corporate general and administrative expenses that have not been allocated to individual segments. Corporate general and administrative expenses were $1.1 million and $1.8 million for the periods ending March 31, 2005 and 2004, respectively.

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

     As stated above, we have calculated adjusted EBITDA in accordance with the definition set forth in the senior debt agreement dated May 15, 2002, as amended. This agreement governs all of our senior credit facilities, which represent 32% of our debt outstanding at March 31, 2005, and includes certain key financial covenants. The covenants provide, among other things, restrictions on total and senior leverage, minimum required amounts of adjusted EBITDA, and limits on capital expenditures. Specific covenants include consolidated total and senior leverage ratios which are defined as the ratio of consolidated total or senior funded indebtedness to consolidated adjusted EBITDA. As of March 31, 2005, the maximum allowable consolidated total and senior leverage ratios were 5.25 to 1.00 and 2.50 to 1.00, respectively. The maximum allowable consolidated total leverage ratio decreases to 5.00 to 1.00 at September 30, 2005, and the maximum allowable consolidated senior leverage ratio decreases to 2.25 to 1.00 at September 30, 2005. Other material covenants include interest coverage ratio and consolidated coverage ratio. Interest coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated interest charges. As of March 31, 2005, the minimum allowable interest coverage ratio was 2.25 to 1.00, increasing to 2.50 to 1.00 at December 31, 2005. Consolidated coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated debt service. Consolidated debt service includes interest payments and scheduled principal payments. The minimum allowable consolidated coverage ratio is 2.25 to 1.00, remaining at that level through September 30, 2007.

     We are in compliance with all of our debt covenants. At March 31, 2005, our total leverage ratio is 4.30 to 1.00, senior leverage ratio is 1.57 to 1.00, interest coverage is 2.99 to 1.00, and our consolidated coverage ratio is 2.83 to 1.00.

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

     We understand the material limitations associated with the use of a non-GAAP measure. Accordingly, adjusted EBITDA is not, and should not be used as, an indicator of or alternative to operating income (loss), net income (loss) or cash flow as reflected in our consolidated financial statements, is not intended to represent funds available for debt service, dividends or other discretionary uses, is not a measure of financial performance under accounting principles generally accepted in the United States of America, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America. Refer to our financial statements, including our statement of cash flows, which appear elsewhere in this report. The preceding calculations of adjusted EBITDA are not necessarily comparable to similarly titled amounts of other companies.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues

     Total revenue for the three-month period ended March 31, 2005 was $105.1 million, a decrease of $363,000, or 0.3%, as compared to the same period of the prior year. This decrease was attributable to revenue declines in publishing, broadcasting, and other communications, partially offset by cable revenue growth.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Cable Television. Cable revenue for the quarter was $30.9 million, an increase of $1.2 million, or 4.2%, as compared to the same period of 2004. The increase in cable revenue was principally the result of an increase of $4.30, to $70.59, in the average monthly revenue per basic subscriber, based on the average number of subscribers throughout the quarter. An increase in the monthly basic cable service charge and continued rollout of new services drove the increase in average monthly revenue per subscriber. Average monthly high-speed data revenue per data customer of $42.00 decreased $2.08 as compared to the first quarter of 2004. The decrease in high-speed data average revenue resulted from packaging discounts and promotional offers, along with the launch of lower speed and lower-priced tiers designed to compete against dial-up internet and DSL services. For the quarter ended March 31, 2005, average monthly digital revenue per digital home was $17.08, an increase of $2.56 as compared to the same period of the prior year. The increase in the average digital revenue resulted from an increase in the monthly digital cable service charge, increases in Video on Demand purchases due to greater market awareness, and a greater number of high-definition converters and DVR converters deployed during the first quarter of 2005, partially offset by packaging discounts and promotional offers. The discounts and promotional offers were continued throughout the first quarter of 2005 due to the increasingly competitive environment, primarily in the Toledo market. During the quarter, Buckeye-TEL, our residential telephone service, was launched in the Toledo market. As of March 31, 2005, our residential telephone subscribers did not have a significant impact on cable revenue.

     Revenue generating units increased in the high-speed data and digital categories during the three-month period ended March 31, 2005. The net increase in high-speed data subscribers totaled 3,094 and the net increase in digital homes totaled 2,141, during the quarter. This resulted in 40,796 high-speed data subscribers and 52,866 digital homes as of March 31, 2005. Basic subscribers at the end of the period totaled 145,980, a net increase of 29 during the first quarter of 2005. Buckeye CableSystem recognized a net increase of 40 basic subscribers, while the Erie County system recognized a net decrease of 11 basic subscribers. As of March 31, 2005, we had 658 Buckeye telephone subscribers.

     Newspaper Publishing. Publishing revenue for the quarter was $60.1 million, a decrease of $846,000, or 1.4%, as compared to the first quarter of 2004. The decrease consisted of a $221,000, or 0.5%, decrease in advertising revenue due primarily to a decrease in national advertising of $1.3 million, or 15.9%, partially offset by increases in retail, classified, and internet advertising of $228,000, or 1.0%, $90,000, or 0.5%, and $327,000, or 47.1%, respectively. Other advertising revenue increased $430,000, primarily due to fluctuations in trade. Circulation revenue decreased $608,000, or 5.0%, as compared to the same period of 2004, primarily due to a decrease in both daily and Sunday circulation compounded by declining average earned rates per copy. Other revenue, which consists of third party and total market delivery, was consistent with the same quarter of the previous year.

     Television Broadcasting. Broadcasting revenue for the quarter was $9.1 million, a decrease of $619,000, or 6.4%, as compared to the three months ended March 31, 2004. The decrease in broadcasting revenue was due to decreases in all advertising revenue classifications. Local, national, and political advertising decreased $60,000, $330,000, and $419,000, respectively, partially offset by a decrease in agency commissions of $69,000. Other revenue, which consists of network, production and trade, increased $121,000 as compared to the same period of the prior year.

     Other Communications. Other communications revenue for the quarter was $5.0 million, a decrease of $145,000, or 2.8%, as compared to the same period of the prior year. Telecom revenue for the quarter was $4.3 million, a decrease of $141,000, due primarily to a decrease in carrier access billings, long-distance revenue and reciprocal compensation of $172,000, $65,000, and $34,000, respectively. These decreases were partially offset by an increase in competitive access and local exchange/switched service revenue of $147,000, due to the net addition of 134 telecom customers, representing a 19.2% increase in the customer base. Revenue from the home security business was consistent with the prior year.

Operating Expenses

     Operating expenses for the quarter were $107.5 million, an increase of $864,000, or 0.8%, as compared to the first quarter of 2004. The increase in operating expense was attributable to increased cable expenses, partially offset by decreased publishing, broadcasting, other communications, and corporate general and administrative expenses.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Cable Television. Cable cost of revenue was $22.7 million, an increase of $1.6 million, or 7.8%, as compared to the same period of the prior year. The increase was primarily due to a $789,000, or 9.8%, increase in depreciation expense resulting from the capital expenditures required for the rollout of advanced products, the Erie County rebuild, and the acceleration of depreciation of analog converters. Cost of revenue further increased due to a $239,000, or 3.1%, increase in basic programming expenses, a $106,000, or 17.1%, increase in cable modem associated expenses, and a $296,000, or 52.7%, increase in programming expenses for the digital tier. Technical and network operation expenses increased $127,000 and $47,000, respectively, due to the launch of Buckeye-TEL, our residential telephone service, during the first quarter of 2005. Basic cable programming expenses increased due to price increases from programming suppliers. Cable modem expenses increased as a result of additional customer service representatives and network and product improvements implemented in response to subscriber growth. Programming expense for the digital tier increased due to increases in digital carriage fees and an increase in the number of digital subscribers as compared to the same quarter of the prior year.

     Selling, general & administrative expense was $6.6 million, an increase of $568,000, or 9.4%. General and administrative expenses increased $490,000, or 13.8%, due to an increase of $54,000 recorded in the loss on disposal of assets, increases of $122,000 in medical expense due to negative trending, and additional administrative expenses of $234,000 due to the launch of Buckeye-TEL. Information services and business operations expense increased $53,000 and $65,000, respectively, due to the launch of residential telephone service.

     Newspaper Publishing. Publishing cost of revenue was $45.7 million, an increase of $967,000, or 2.2%, over the three months ended March 31, 2004. The increase was partially due to a $121,000, or 1.6%, increase in the cost of newsprint and ink, resulting from a weighted-average price per ton increase of $44.34, or 8.9%, partially offset by a decrease in consumption of 7.0%, due primarily to the web-width reduction at the Pittsburgh Post-Gazette. Cost of revenue further increased due to increases in circulation, advertising sales department, and depreciation expense of $273,000, $119,000, and $389,000, respectively. Depreciation expense increased due to the capital improvement projects primarily at the Post-Gazette.

     Selling, general and administrative expense was $17.9 million, a decrease of $1.6 million, or 8.0%, primarily due to decreases in the Post-Gazette’s workers’ compensation costs of $2.1 million, as compared to the first quarter of 2004. The publishing group also recognized savings in health insurance related expense of $78,000. These overall savings were offset by increases in other post-employment benefits and pension expense of $412,000 and $166,000, respectively. Workers’ compensation expense decreased as compared to the same period of the prior year due to improvements in overall claim management and a decrease in the average dollar value associated with outstanding claims.

     Television Broadcasting. Broadcasting cost of revenue was $5.7 million, a decrease of $19,000, or 0.3%, from the same period of the prior year, primarily due to decreases in broadcast film amortization and depreciation expense of $38,000 and $66,000, respectively. Other departmental expenses reported favorable variances due to tight budgetary controls. These decreases were partially offset by increases in news, engineering and programming departmental expenses of $78,000, $14,000, and $15,000, respectively.

     Selling, general and administrative expense was $3.4 million, an increase of $11,000, or 0.3%, due to a $30,000, or 1.5%, increase in general administrative expenses attributable to employee benefit costs. These administrative increases were partially offset by a decrease in selling and promotion expenses of $19,000, or 1.5%, due to tight budgetary controls.

     Other Communications. Other communications cost of revenue was $2.4 million, an increase of $131,000, or 5.6%, from the same period of 2004. Telecom cost of revenue increased $152,000, or 7.8%, due primarily to an increase in depreciation, internet, and technical expenses of $128,000, $55,000, and $62,000, respectively. These increases were partially offset by decrease in long-distance expense of $103,000. Home security alarm system sales and monitoring cost of revenue decreased $21,000, or 5.5%, due to tight expense controls.

     Selling, general and administrative expense was $1.9 million, a decrease of $213,000, or 10.1%. Telecom selling, general and administrative expense decreased $248,000, or 13.9%, due primarily to a decrease in marketing, bad debt expense, and a decrease in gross receipts tax of $84,000, $163,000, and $68,000, respectively. These decreases were partially offset by increases in sales and billing expenses of $48,000 and $42,000, respectively. Selling, general and administrative expenses for our residential security business increased $35,000, or 11.3%, due to increase in sales expense of $23,000 and general inflationary factors.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Income

     Operating loss increased $1.2 million, to $2.5 million, as compared to the three months ended March 31, 2004.

     Cable operating income decreased $952,000, or 37.1%, due to increases in programming expenses, operational and administrative expenses related to the launch of residential telephone service and increased depreciation expense, partially offset by revenue growth generated from rate increases and continued rollout of advanced services.

     Publishing operating loss increased $259,000, or 7.9%, primarily due to a decrease in advertising and circulation revenues. The increase in operating loss is also attributable to increased newsprint and departmental expenses, partially offset by savings in workers’ compensation.

     Broadcasting operating income decreased $611,000, or 117.1%, due to decreases in advertising revenue, primarily national and political advertising, and flat operating expenses.

     Other communications operating income decreased $62,000, or 8.8%, due to revenue declines in both operating units, partially offset by decreased telecom operating expenses.

     Operating loss attributable to corporate expenses decreased $657,000, or 37.5%, due to overall decreases in legal and professional fees of $286,000 and a decrease in amortization expense of $103,000 due to the expiration of various non-compete agreements. Other general and administrative expenses reported a favorable variance of $262,000 due to tight general cost controls.

Non-operating Income or Expense

     Our non-operating income and expense consist of interest expense, investment income, change in fair value of interest rate swaps, and any non-recurring items that are not directly related to our primary operations. Net non-operating expense decreased $5.2 million, or 57.7%, as compared to the three months ended March 31, 2004. Interest expense increased $1.5 million, or 31.9%, due primarily to an increase in the effective interest rate. The income attributable to the change in the fair value of our non-hedge interest rate swaps increased $6.9 million as compared to 2004 due to the specific swaps in effect during the two periods and changes in the interest rate environment. Investment income decreased $166,000 due to the performance of company owned life insurance company stock during the two quarters ending March 31, 2005 and 2004.

Net Loss

     For the three months ended March 31, 2005, we reported a net loss of $6.3 million, compared to a net loss of $10.5 million reported for the same period of the prior year. This decrease in net loss is primarily due to a favorable variance of $6.9 million on the change in fair value of interest-rate swaps, partially offset by an increase in interest expense of $1.5 million and an increase in operating loss of $1.2 million. Furthermore, the provision for income taxes was $16,000 for the first quarter of 2005 compared to a provision for income taxes of $211,000 for the same quarter of the previous year.

Depreciation and Amortization

     Depreciation and amortization increased $1.1 million, or 8.8%, as compared to the same period of the prior year. The increase was primarily due to an increase in cable operations depreciation expense of $789,000 due to the acceleration of depreciation on analog converters beginning in the second quarter of 2004 and the recognition of a full year of depreciation on the Erie County rebuild, which was completed during the second quarter of 2004. In addition, publishing depreciation increased $389,000 due to the capital improvement projects primarily at the Post-Gazette. These increases were partially offset by a decrease in corporate amortization expense of $103,000, due to the expiration of various non-compete agreements.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted EBITDA

     Adjusted EBITDA decreased $341,000, or 2.9%, as compared to the first quarter of 2004. A reconciliation of adjusted EBITDA to net loss is provided on a previous page. The adjusted EBITDA originally reported for the first quarter of 2004 has been increased by $498,000 due to the implementation of FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. During the third quarter of 2004, we elected retroactive application to the date of enactment of FAS 106-2 and remeasured the plans’ accumulated postretirement benefit obligation (APBO) to include the effects of the subsidy as of December 31, 2003. This remeasurement resulted in a reduction of the plans’ APBO and reduced the net periodic non-pension postretirement benefit cost for the entire 2004 fiscal year. Accordingly, we have adjusted EBITDA for the first two quarters of 2004 to recognize the reduction in benefit cost.

     Adjusted EBITDA as a percentage of revenue for the quarter ended March 31, 2005 decreased to 11.0% from 11.3% for the quarter ended March 31, 2004. The decrease in adjusted EBITDA as a percentage of revenue was primarily due to the decreases in revenue from all operations, excluding cable, and increases in cable operating expense. Net loss as a percentage of revenue was 6.0% as of March 31, 2005, as compared to net loss as a percentage of revenue at March 31, 2004 of 10.0%. This is primarily due to the favorable variance on the change in fair value of interest rate swaps, offset by the increase in interest expense.

Liquidity and Capital Resources

     Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our senior credit facilities. The need for liquidity arises primarily from capital expenditures and interest payable on the senior subordinated notes and the senior credit facility.

     Net cash provided by operating activities was $13.0 million and $15.4 million for the three months ended March 31, 2005 and March 31, 2004, respectively. The net cash provided by operating activities is determined by adding back depreciation and amortization, and adjusting for other non-cash items. Cash used in investing activities was $8.6 million and $13.7 million for the three months ended March 31, 2005 and March 31, 2004, respectively.

     Our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facility. We made capital expenditures of $8.1 million and $13.2 million, including capital leases, for the three months ended March 31, 2005 and March 31, 2004, respectively. Capital expenditures during the first quarter of 2005 were used primarily to rollout advanced cable services, including residential telephony, continue the Pittsburgh Post-Gazette facility upgrade, and further our digital conversion at our broadcast properties. Capital expenditures in 2004 were used primarily in the rebuild of the Erie County Cable system, the Post-Gazette facility upgrade, and the maintenance of other operating assets. We expect to make capital expenditures of $31.3 million in the last three quarters of 2005. These include the continued rollout of advanced cable services, completion of the Pittsburgh Post-Gazette production facility upgrade, and various other improvements to our operations.

     Financing activities used $1.1 million of cash for the three months ended March 31, 2005, compared to $303,000 of cash used in financing activities from the same period of the prior year. The financing activities in the first quarter of 2005 included a $783,000 voluntary prepayment on our revolving credit facility. At March 31, 2005, the balances outstanding and available under our senior credit facilities and subordinated notes were $259.0 million and $67.5 million, respectively, and the average interest rate on the balance outstanding was 8.46%. At March 31, 2005, our covenants on our senior credit facilities would allow additional borrowing of $61.2 million based on our twelve month trailing adjusted EBITDA. At March 31, 2004, the balances outstanding and available under our senior credit facility and senior notes were $265.1 million and $70.9 million, respectively, and the average interest rate on the balance outstanding was 6.58%.

     Notwithstanding our substantial debt, we believe that funds generated from operations and the borrowing availability under our senior credit facilities will be sufficient to finance our current operations, our cash obligations in connection with planned capital expenditures, and our financial obligations for the next twelve months.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Our senior credit facilities bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we have entered into interest-rate swaps. Our interest rate swap agreements in effect at March 31, 2005 expire in varying amounts through February 2008.

     The fair value of $84.0 million of our long-term debt approximates its carrying value as it bears interest at floating rates. As of March 31, 2005, the estimated fair value of our interest rate swap agreements was a liability of $1.4 million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. This is reflected in our financial statements as other long-term obligations. Changes in the fair value of derivative financial instruments are recognized either in income or as an adjustment to the carrying value of the underlying debt depending on whether the derivative financial instruments qualify for hedge accounting. At March 31, 2005, we had $175.0 million outstanding on our 9 1/4% senior subordinated notes, with a carrying value of $176.3 million, as adjusted for the fair value hedge.

     As of March 31, 2005, we had entered into interest-rate swaps that approximated $30.0 million, including the effect of any offsetting swaps, or 11.6%, of our borrowings under all of our credit facilities. The interest-rate swaps consist of $85.0 million relating to our revolving credit and term loan agreements. In addition, we had entered into an interest rate swap agreement that has the economic effect of substantially offsetting $55.0 million of the swap agreements totaling $85.0 million. During the first quarter of 2005, we terminated several swap contracts related to the $175 million in senior subordinated notes and received a cash payment of $1.5 million. The terminated swaps include two contracts that had previously been accounted for as fair value hedges. In accordance with the guidance of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the adjustments to the fair value of the hedge were recorded with an offset to the fair value of the underlying debt. Upon termination of these contracts, the remaining fair value adjustment of the subordinated notes will be amortized as interest expense using the effective interest rate method over the remaining life of the notes. In the event of an increase in market interest rates, the change in interest expense would be dependent upon the weighted average outstanding borrowings and derivative instruments in effect during the reporting period following the increase. Based on our outstanding borrowings and interest rate swap agreements as of March 31, 2005, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our interest expense for the following twelve month period by approximately $540,000.

Recent Accounting Pronouncements

     In December 2004, SFAS No. 153, Accounting for Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, was issued and applies to non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 replaces the exception in Opinion 29 for non-monetary exchanges of similar productive assets with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under the statement, a non-monetary exchange is deemed to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this standard is expected to have no impact on the Company’s financial position or results of operations.

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

     Factors that may cause actual results to differ from management’s expectations include economic and market conditions and many other factors beyond our control. For an additional discussion of risks and uncertainties relating to our future financial condition and results of operations, reference is made to the discussion under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K dated March 24, 2005.

PART I. FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Liquidity and Capital Resources”.

PART I. FINANCIAL INFORMATION
Item 4. Controls and procedures

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

     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit 31.1 Certification of the Chairman pursuant to Rule 15d-14(a)

Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Rule 15d-14(a)

Exhibit 32.1 Certification of the Chairman pursuant to 18 U.S.C. Sec. 1350

Exhibit 32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCK COMMUNICATIONS, INC.
(Registrant)

Date:	May 12, 2005	By:	/s/ Allan Block

Allan Block
Chairman

Date:	May 12, 2005	By:	/s/ Gary J. Blair

Gary J. Blair
Executive Vice President /
Chief Financial Officer