Form 10-Q
period 2005-06-30
BLOCK COMMUNICATIONS INC
filed 2005-08-12
CIK 1177238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.
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
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Voting Common Stock , (par value $.10)	Non-voting Common Stock, (par value $.10)

29,400 shares as of August 12, 2005	428,613 shares as of August 12, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Block Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30	December 31
	2005	2004
	(unaudited)	(note 1)
Assets
Current assets:
Cash and cash equivalents	$4,323,290	$3,548,624
Receivables, less allowances for doubtful accounts and discounts of $3,355,000 and $3,840,000, respectively	46,667,802	49,100,824
Life insurance proceeds receivable	21,161,833	—
Recoverable income taxes	8,028,880	7,331,215
Inventories	6,886,393	4,331,026
Prepaid expenses	4,861,111	5,867,479
Broadcast rights	3,685,736	7,203,065

Total current assets	95,615,045	77,382,233

Property, plant and equipment:
Land and land improvements	12,872,263	12,792,916
Buildings and leasehold improvements	47,251,693	46,668,444
Machinery and equipment	231,995,408	227,764,973
Cable television distribution systems and equipment	248,836,452	245,009,957
Security alarm and video systems installation costs	7,759,836	7,529,792
Construction in progress	7,742,596	1,730,462

	556,458,248	541,496,544
Less allowances for depreciation and amortization	313,238,026	289,719,855

	243,220,222	251,776,689

Other assets:
Goodwill	52,034,273	52,034,273
Other intangibles, net of accumulated amortization	27,701,061	28,270,099
Cash value of life insurance	12,925,159	29,955,235
Pension intangibles	9,472,626	9,472,626
Prepaid pension costs	2,902,022	2,902,022
Deferred financing costs	7,184,489	8,167,411
Broadcast rights, less current portion	3,229,255	2,058,756
Other	838,235	735,771

	116,287,120	133,596,193

	$455,122,387	$462,755,115

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	June 30	December 31
	2005	2004
	(unaudited)	(note 1)
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,560,267	$12,844,567
Salaries, wages and payroll taxes	13,120,870	13,670,056
Workers’ compensation and medical reserves	6,945,093	9,622,884
Other accrued liabilities	35,352,670	35,738,157
Current maturities of long-term debt	1,272,798	1,259,043

Total current liabilities	65,251,698	73,134,707

Long-term debt, less current maturities	266,034,568	264,084,074

Other long-term obligations	158,245,295	152,912,139

Minority interest	9,003,252	9,039,713

Stockholders’ equity (deficit):
5% Non-cumulative, non-voting Class A Stock, par value $100 a share (entitled in liquidation to $100 per share in priority over Common Stock)— 15,680 shares authorized; 12,620 shares issued and outstanding	1,262,000	1,262,000
Common Stock, par value $.10 a share:
Voting—29,400 shares authorized, issued and outstanding	2,940	2,940
Non-voting—588,000 shares authorized; 428,613 shares issued and outstanding	42,861	42,861
Accumulated other comprehensive loss	(30,351,614)	(30,404,234)
Additional paid-in capital	1,058,687	1,058,687
Retained deficit	(15,427,300)	(8,377,772)

	(43,412,426)	(36,415,518)

	$455,122,387	$462,755,115

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Block Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004

Revenue:
Publishing	$62,683,716	$64,376,216	$122,765,862	$125,304,591
Cable	32,145,678	30,369,466	63,057,752	60,034,858
Broadcasting	9,513,810	9,785,531	18,610,638	19,500,873
Other communications	5,155,580	5,035,896	10,144,036	10,168,969

	109,498,784	109,567,109	214,578,288	215,009,291

Expense:
Cost of revenue:
Publishing	46,673,843	45,985,090	92,360,857	90,705,048
Cable	22,826,948	21,976,765	45,496,536	43,016,311
Broadcasting	5,263,423	5,561,446	11,010,498	11,327,103
Other communications	2,553,428	2,397,461	5,002,603	4,715,836

	77,317,642	75,920,762	153,870,494	149,764,298

Selling, general & administrative expense:
Publishing	18,033,221	17,449,573	35,969,020	36,939,880
Cable	6,271,625	5,654,976	12,899,928	11,714,825
Broadcasting	3,356,710	3,038,298	6,795,576	6,466,442
Other communications	2,022,721	1,967,795	3,910,632	4,068,659
Corporate expenses	341,973	1,319,240	1,437,491	3,071,452

	30,026,250	29,429,882	61,012,647	62,261,258

	107,343,892	105,350,644	214,883,141	212,025,556

Operating income (loss)	2,154,892	4,216,465	(304,853)	2,983,735

Nonoperating income (expense):
Interest expense	(5,920,837)	(4,846,880)	(12,069,181)	(9,509,409)
Change in fair value of interest rate swaps	(174,498)	9,800,683	2,143,963	5,218,027
Gain on life insurance proceeds	2,857,959	—	2,857,959	—
Investment income	712,821	21,819	687,463	162,344

	(2,524,555)	4,975,622	(6,379,796)	(4,129,038)

Income (loss) before income taxes and minority interest	(369,663)	9,192,087	(6,684,649)	(1,145,303)
Provision (credit) for income taxes	55,971	(38,493)	72,082	172,055

Income (loss) before minority interest	(425,634)	9,230,580	(6,756,731)	(1,317,358)
Minority interest	(13,134)	17,080	36,461	33,550

Net income (loss)	$(438,768)	$9,247,660	$(6,720,270)	$(1,283,808)

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Block Communications, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)

							Accumulated
			Common Stock				Other	Additional	Retained
	Class A Stock		Voting		Non-Voting		Comprehensive	Paid-in	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Capital	(Deficit)	Total

Balances at January 1, 2005	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(30,404,234)	$1,058,687	$(8,377,772)	$(36,415,518)

Net loss									(6,720,270)	(6,720,270)

Amortization of fair value of interest rate swaps at January 1, 2001							52,620			52,620

Total comprehensive loss										(6,667,650)

Cash dividends declared:
Class A stock—$2.50 per share									(31,550)	(31,550)
Common Stock:
Voting—$0.65 per share									(19,110)	(19,110)
Non-voting—$0.65 per share									(278,598)	(278,598)

									(329,258)	(329,258)

Balances at June 30, 2005	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(30,351,614)	$1,058,687	$(15,427,300)	$(43,412,426)

Balances at January 1, 2004	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(29,303,806)	$1,058,687	$(376,391)	$(27,313,709)

Net income									9,247,660	9,247,660

Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $18,950)							33,670			33,670

Total comprehensive loss										9,281,330

Cash dividends declared:
Class A stock—$2.50 per share									(31,550)	(31,550)
Common Stock:
Voting—$0.60 per share									(17,640)	(17,640)
Non-voting—$0.60 per share									(257,168)	(257,168)

									(306,358)	(306,358)

Balances at June 30, 2004	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(29,270,136)	$1,058,687	$8,564,911	$(18,338,737)

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Block Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
	2005	2004

Operating activities
Net loss	$(6,720,270)	$(1,283,808)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	26,582,204	25,044,488
Amortization of intangibles and deferred charges	1,338,210	1,489,765
Amortization of broadcast rights	3,006,418	3,084,563
Payments for broadcast rights	(3,362,094)	(3,206,411)
Deferred income taxes	—	(18,950)
Provision for bad debts	2,030,258	1,767,205
Minority interest	(36,461)	(33,550)
Change in fair value of interest rate swaps	(2,143,963)	(5,218,027)
Gain on life insurance proceeds	(2,857,959)	—
Loss on disposal of property and equipment	744,838	264,143
Changes in operating assets and liabilities:
Receivables	402,764	(428,254)
Inventories	(2,555,367)	(373,671)
Prepaid expenses	1,006,368	1,577,367
Accounts payable	(4,284,300)	(7,855,528)
Salaries, wages, payroll taxes and other accrued liabilities	(1,766,243)	3,816,464
Other assets	(361,600)	4,687,888
Postretirement benefits and other long-term obligations	5,091,127	3,135,562

Net cash provided by operating activities	16,113,930	26,449,246

Investing activities
Additions to property, plant and equipment	(18,915,800)	(24,581,960)
Cash received on swap contracts	1,460,000	3,044,000
Change in cash value of life insurance	(1,273,798)	(370,139)
Proceeds from disposal of property and equipment	128,827	54,416

Net cash used in investing activities	(18,600,771)	(21,853,683)

Financing activities
Payments on term loan	(420,900)	(425,000)
Net borrowings on revolver	4,217,257	—
Cash dividends paid	(329,258)	(306,358)
Payments on capital leases	(205,592)	(183,956)

Net cash provided by (used in) financing activities	3,261,507	(915,314)

Increase in cash and cash equivalents	774,666	3,680,249
Cash and cash equivalents at beginning of period	3,548,624	11,461,283

Cash and cash equivalents at end of period	$4,323,290	$15,141,532

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLOCK COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Block Communications, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the December 31, 2004 audited consolidated financial statements and footnotes thereto.
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
NOTE 2—RETIREMENT AND PENSION PLANS
The Company and certain subsidiaries have several defined benefit pension plans covering substantially all active and retired employees. Benefits are generally based on compensation and length of service. The components of net periodic pension cost are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Service cost	$1,085,984	$1,298,927	$2,171,968	$2,597,853
Interest cost	3,708,926	3,708,846	7,417,853	7,417,693
Expected return on plan assets	(3,729,644)	(3,733,503)	(7,459,288)	(7,467,005)
Amortization of prior service cost	433,990	436,435	867,959	872,870
Actuarial loss recognized	851,395	608,122	1,702,790	1,216,245

	$2,350,651	$2,318,827	$4,701,301	$4,637,655

The assumptions used in the determination of 2005 net periodic pension cost include a discount rate of 6.00%, expected return on plan assets of 8.18%, and a rate of compensation increase of 4.34%, all calculated on a weighted average basis.
The Company has contributed $2,500,000 to these defined benefit pension plans during the six months ended June 30, 2005 and estimates that total 2005 contributions to these plans will be approximately $7,500,000. Various factors, such as changes in liquidity, investment performance and shifts worked, may cause actual contributions to differ from this estimate.
NOTE 3—POST-RETIREMENT BENEFITS OTHER THAN PENSIONS
The Company and certain subsidiaries provide access to health care benefits for certain retired employees. The components of non-pension post-retirement benefit cost are as follows:

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Service cost	$666,500	$590,000	$1,333,000	$1,180,000
Interest cost	1,504,250	1,350,500	3,008,500	2,701,000
Amortization of prior service cost	(333,250)	(250,000)	(666,500)	(500,000)
Actuarial loss recognized	442,000	146,000	884,000	292,000

	$2,279,500	$1,836,500	$4,559,000	$3,673,000

The 2005 non-pension post-retirement benefit cost reflects an assumed discount rate of 6.00%.
The Company has contributed $2,033,000 to these post-retirement benefit plans during the six months ended June 30, 2005 and estimates that total 2005 contributions to these plans will be approximately $5,000,000. As contributions are based on claims paid by the plans, actual experience may differ from this estimate.
On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. Provisions of the Act include a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company provides a prescription drug benefit for certain groups of retirees and has assessed that benefit to be at least actuarially equivalent to the benefit provided under Medicare Part D based on available information. Accordingly, under the guidance of Financial Accounting Standards Board Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2), the Company has accounted for anticipated subsidies under the Act. The non-pension post-retirement benefit cost for all periods presented includes the effect of anticipated subsidies. Accordingly, the non-pension post-retirement benefit cost and net income (loss) for the prior year are restated from amounts originally reported. Non-pension post-retirement benefit cost has been decreased and net income (loss) increased by a retroactive adjustment of $498,000 and $996,000 for the three- and six-month periods ended June 30, 2004
NOTE 4—LONG-TERM DEBT
Long-term debt consists of the following:

	June 30,	December 31,
	2005	2004

Subordinated notes	$175,000,000	$175,000,000
Fair value adjustment of subordinated notes	1,249,677	2,876,193

Subordinated notes, as adjusted	176,249,677	177,876,193

Senior term loans	83,758,100	84,179,000
Revolver	5,000,000	782,743
Capital leases	2,299,589	2,505,181

	267,307,366	265,343,117
Current maturities	1,272,798	1,259,043

	$266,034,568	$264,084,074

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTE 4—LONG-TERM DEBT (Continued)
The Company is exposed to market risk arising from changes in interest rates and therefore participates in interest-rate swap contracts as it deems necessary to minimize interest expense while stabilizing cash flows. At June 30, 2005, the Company participates in four interest–rate swap contracts relating to its long-term debt. During the first quarter of 2005, the Company terminated several interest-rate swap contracts in exchange for cash received of $1,460,000. The terminated swaps include two contracts that had previously been accounted for as fair value hedges. In accordance with the guidance of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the adjustments to the fair value of the hedge were recorded with an offset to the fair value of the underlying debt. Upon termination of these contracts, the remaining fair value adjustment of the subordinated notes will be amortized as interest expense using the effective interest rate method over the remaining life of the notes.
The remaining contracts either do not qualify for hedge accounting or the Company has not elected to implement hedge accounting. Accordingly, the Company has recognized a derivative valuation loss of $174,000 for the three months ended June 30, 2005 and a gain of $9.8 million for the same period of the prior year. The Company recognized a derivative valuation gain of $2,143,963 and $5,218,027 for the six month periods ended June 30, 2005 and 2004, respectively.
NOTE 5—OTHER LONG-TERM OBLIGATIONS
Other long-term obligations consist of the following:

	June 30,	December 31,
	2005	2004

Other postretirement benefits	$91,177,305	$88,722,000
Pension liabilities	51,426,463	49,207,229
Deferred compensation obligations	9,139,521	8,783,418
Broadcast rights payable	3,187,134	3,731,715
Other	3,314,872	2,467,777

	$158,245,295	$152,912,139

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
During the quarter ended June 30, 2005, the Company has recognized interest income of $600,000 relating to a federal income tax receivable from tax year 2001. This amount has been recognized based on the progressing status of the Internal Revenue Service audit of that year and the related refund claim.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTE 7—CONTINGENT LIABILITY
On June 20, 2005, William Block Sr., a significant shareholder of the Company, died. Under an agreement with the Company, the estate of the deceased shareholder (the Estate) may require the Company to redeem shares of non-voting common stock to the extent necessary to provide the Estate with funds to pay estate taxes and administrative expenses. The Estate holds 224,354 shares of non-voting common stock.
The portion of shares that the Estate may redeem is limited to the amount of the estate tax liability and administrative expenses, which has not yet been estimated. In addition, 100% of the common stock of the Company is held by the Block family and is not publicly traded; therefore, fair values of the stock are not readily available. Due to these circumstances, the Company is unable at this time to quantify the number and value of shares of common stock that may be redeemable by the Estate. In accordance with the guidance of SFAS No. 5, Accounting for Contigencies and EITF D-98, Classification and Measurement of Redeemable Securities, all shares will be classified as permanent equity until such estimates are available. When these values are estimable, the reclassification to recognize the stock redemption liability will have a negative impact on our recorded shareholders’ deficit.
In anticipation of this obligation, the Company held a substantial amount of life insurance on the deceased. At June 30, 2005 the Company has recorded a receivable in the amount of $21.2 million for expected life insurance proceeds and a non-operating gain of $2.9 million to recognize the amount of expected proceeds in excess of the recorded cash surrender value of the life insurance policies. During the first six months of 2005, the Company recognized an operating gain of $691,000 for the increase in cash surrender value in excess of the premiums paid on these policies. The Company believes that the proceeds of these policies will be sufficient to meet the cash requirements of the redemption obligation.
NOTE 8—BUSINESS SEGMENT INFORMATION
The Company has three reportable segments—publishing, cable and broadcasting. The publishing segment operates two daily newspapers, located in Ohio and Pennsylvania. The cable segment includes two cablevision companies located in Ohio. The broadcasting segment has five television stations, located in primarily in the Midwest. The “Other” category includes non-reportable segments and corporate items. The non-reportable segments provide services such as commercial telephony, and security system sales and monitoring. The following table presents certain financial information for the three reportable segments and the other category.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTE 8—BUSINESS SEGMENT INFORMATION (Continued)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenues:
Publishing	$63,685,485	$65,372,993	$124,649,366	$127,271,327
Intersegment	(1,001,769)	(996,777)	(1,883,504)	(1,966,736)

External Publishing	62,683,716	64,376,216	122,765,862	125,304,591

Cable	32,224,225	30,412,343	63,203,991	60,106,978
Intersegment	(78,547)	(42,877)	(146,239)	(72,120)

External Cable	32,145,678	30,369,466	63,057,752	60,034,858

Broadcasting	9,513,810	9,785,531	18,610,638	19,500,873
Other	5,155,580	5,035,896	10,144,036	10,168,969

	$109,498,784	$109,567,109	$214,578,288	$215,009,291

Operating income (loss):
Publishing	$(1,102,517)	$1,868,225	$(3,841,798)	$(502,624)
Intersegment	(920,831)	(926,672)	(1,722,217)	(1,837,713)

Net Publishing	(2,023,348)	941,553	(5,564,015)	(2,340,337)

Cable	2,061,270	1,790,279	2,832,184	3,401,153
Intersegment	985,835	947,446	1,829,104	1,902,569

Net Cable	3,047,105	2,737,725	4,661,288	5,303,722

Broadcasting	893,677	1,185,787	804,564	1,707,328
Corporate expenses	(341,973)	(1,319,240)	(1,437,491)	(3,071,452)
Other	579,431	670,640	1,230,801	1,384,474

	2,154,892	4,216,465	(304,853)	2,983,735

Non-operating income (expense), net	(2,524,555)	4,975,622	(6,379,796)	(4,129,038)

Income (loss) before income taxes and minority interest	$(369,663)	$9,192,087	$(6,684,649)	$(1,145,303)

NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)
CONSOLIDATING CONDENSED BALANCE SHEET
June 30, 2005

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Current assets	$33,633,271	$57,091,353	$3,481,776	$1,408,645	$95,615,045
Property, plant and equipment, net	22,414,882	217,574,173	4,205,909	(974,742)	243,220,222
Intangibles, net	3,874,978	55,970,967	19,690,900	198,489	79,735,334
Cash value of life insurance	12,925,159	—	—	—	12,925,159
Prepaid pension costs	—	2,902,022	—	—	2,902,022
Pension intangibles	1,675,480	7,797,146	—	—	9,472,626
Investments in subsidiaries	154,328,240	—	—	(154,328,240)	—
Other	(10,822,750)	22,072,562	2,167	—	11,251,979

	$218,029,260	$363,408,223	$27,380,752	$(153,695,848)	$455,122,387

Liabilities and stockholders’ equity (deficit):
Current liabilities	$15,093,737	$47,965,758	$786,108	$1,406,095	$65,251,698
Long-term debt	266,034,568	—	—	—	266,034,568
Other long-term obligations	4,392,788	235,295,609	53,381	(81,496,483)	158,245,295
Minority interest	—	—	—	9,003,252	9,003,252
Stockholders’ equity (deficit)	(67,491,833)	80,146,856	26,541,263	(82,608,712)	(43,412,426)

	$218,029,260	$363,408,223	$27,380,752	$(153,695,848)	$455,122,387

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2004

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Current assets	$13,408,705	$59,438,154	$3,317,023	$1,218,351	$77,382,233
Property, plant and equipment, net	22,577,843	225,992,152	4,559,607	(1,352,913)	251,776,689
Intangibles, net	3,889,430	56,525,553	19,690,900	198,489	80,304,372
Cash value of life insurance, net	29,955,235	—	—	—	29,955,235
Prepaid pension costs	—	2,902,022	—	—	2,902,022
Pension intangibles	1,675,480	7,797,146	—	—	9,472,626
Investments in subsidiaries	162,723,208	—	—	(162,723,208)	—
Other	(9,837,772)	20,766,777	32,933	—	10,961,938

	$224,392,129	$373,421,804	$27,600,463	$(162,659,281)	$462,755,115

Liabilities and stockholders’ equity (deficit):
Current liabilities	$15,703,721	$55,297,926	$916,645	$1,216,415	$73,134,707
Long-term debt	264,084,074	—	—	—	264,084,074
Other long-term obligations	4,040,814	238,731,323	32,067	(89,892,065)	152,912,139
Minority interest	—	—	—	9,039,713	9,039,713
Stockholders’ equity (deficit)	(59,436,480)	79,392,555	26,651,751	(83,023,344)	(36,415,518)

	$224,392,129	$373,421,804	$27,600,463	$(162,659,281)	$462,755,115

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Three Months Ended June 30, 2005

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$21,587,868	$88,585,352	$1,636,094	$(2,310,530)	$109,498,784
Expenses	21,323,287	86,878,989	1,606,573	(2,464,957)	107,343,892

Operating income	264,581	1,706,363	29,521	154,427	2,154,892
Nonoperating income (expense)	(2,538,446)	3,612	10,279	—	(2,524,555)

Income (loss) before income taxes and minority interest	(2,273,865)	1,709,975	39,800	154,427	(369,663)
Provision for income taxes	—	55,971	—	—	55,971

Income (loss) before minority interest	(2,273,865)	1,654,004	39,800	154,427	(425,634)
Minority interest	—	—	—	(13,134)	(13,134)

Net income (loss)	$(2,273,865)	$1,654,004	$39,800	$141,293	$(438,768)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Three Months Ended June 30, 2004

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$21,664,906	$89,965,211	$1,663,561	$(3,726,569)	$109,567,109
Expenses	21,909,103	85,548,669	1,716,309	(3,823,437)	105,350,644

Operating income (loss)	(244,197)	4,416,542	(52,748)	96,868	4,216,465
Nonoperating income (expense)	4,975,409	(776)	989	—	4,975,622

Income (loss) before income taxes and minority interest	4,731,212	4,415,766	(51,759)	96,868	9,192,057
Credit for income taxes	(9,475)	(29,018)	—	—	(38,493)

Income (loss) before minority interest	4,740,687	4,444,784	(51,759)	96,868	9,230,580
Minority interest	—	—	—	17,080	17,080

Net income (loss)	$4,740,687	$4,444,784	$(51,759)	$113,948	$9,247,660

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Six Months Ended June 30, 2005

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$41,651,892	$174,298,300	$3,144,859	$(4,516,763)	$214,578,288
Expenses	43,031,522	173,474,211	3,272,342	(4,894,934)	214,883,141

Operating income (loss)	(1,379,630)	824,089	(127,483)	378,171	(304,853)
Nonoperating income (expense)	(6,399,085)	2,294	16,995	—	(6,379,796)

Income (loss) before income taxes and minority interest	(7,778,715)	826,383	(110,488)	378,171	(6,684,649)
Provision for income taxes	—	72,082	—	—	72,082

Income (loss) before minority interest	(7,778,715)	754,301	(110,488)	378,171	(6,756,731)
Minority interest	—	—	—	36,461	36,461

Net income (loss)	$(7,778,715)	$754,301	$(110,488)	$414,632	$(6,720,270)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Six Months Ended June 30, 2004

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$41,726,245	$179,761,732	$3,296,978	$(9,775,664)	$215,009,291
Expenses	44,120,998	173,740,526	3,400,383	(9,236,351)	212,025,556

Operating income (loss)	(2,394,753)	6,021,206	(103,405)	(539,313)	2,983,735
Nonoperating income (expense)	(4,105,084)	(25,691)	1,737	—	(4,129,038)

Income (loss) before income taxes and minority interest	(6,499,837)	5,995,515	(101,668)	(539,313)	(1,145,303)
Provision (credit) for income taxes	(18,950)	191,005	—	—	172,055

Income (loss) before minority interest	(6,480,887)	5,804,510	(101,668)	(539,313)	(1,317,358)
Minority interest	—	—	—	33,550	33,550

Net income (loss)	$(6,480,887)	$5,804,510	$(101,668)	$(505,763)	$(1,283,808)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2005

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(4,399,444)	$23,984,638	$469,138	$377,557	$20,431,889

Additions to property, plant and equipment	(1,876,189)	(16,540,494)	(120,946)	(378,171)	(18,915,800)
Other investing activities	(4,122,007)	112,664	6,413	—	(4,002,930)

Net cash used in investing activities	(5,998,196)	(16,427,830)	(114,533)	(378,171)	(22,918,730)

Payments on term loans	(420,900)	—	—	—	(420,900)
Net borrowings on revolver	4,172,257	—	—	—	4,217,257
Other financing activity	6,484,026	(7,019,490)	—	614	(534,850)

Net cash provided by (used in) financing activities	10,280,383	(7,019,490)	—	614	3,261,507

Increase (decrease) in cash and equivalents	(117,257)	537,318	354,605	—	774,666
Cash and equivalents at beginning of period	2,020,814	(320,631)	1,848,441	—	3,548,624

Cash and equivalents at end of period	$1,903,557	$216,687	$2,203,046	$—	$4,323,290

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
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and reflect practices appropriate to our businesses. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We base our estimates and judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources on historical experience and various other assumptions that we believe to be reasonable under the circumstances. We evaluate these estimates and judgments on a continual basis. Actual results may differ from these estimates and judgments. Management has discussed with our Executive Committee and Board of Directors the development, selection and disclosure of the critical accounting policies and estimates and the application of these policies and estimates.
     We believe the following critical accounting policies affect our significant estimates and judgments used in the preparation of the consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of certain customers to make required payments. If the financial condition of our customers were to change, resulting in an impairment of their ability to make payments, additional allowances could be required. We maintain various self-insurance liabilities and various employment related liabilities, such as workers’ compensation and medical reserves, based on historical performance and current trends. Actual results could differ from estimates resulting in adjustments to the recorded liability. Actuarial assumptions have a significant impact on the determination of net periodic pension costs and credits and other post-employment benefits. If actual experience differs from these assumptions, future periodic pension and post-employment costs could be adversely affected. We also make estimates and judgments in determining certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Our other critical accounting policies include accounting for broadcast rights, goodwill and other intangible assets, stock-based compensation, and our revenue recognition policies. Please refer to our 2004 Form 10-K filed March 24, 2005, for a more detailed discussion of our critical accounting policies and estimates. In addition, there are other items within the financial statements that require estimation, but are not deemed to be critical accounting policies and estimates. Changes in the estimates used in these and other items could have a material impact on our financial statements.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     General
     For the six months ended June 30, 2005, we had revenues, operating loss, and a net loss of $214.6 million, $305,000, and $6.7 million, respectively. This represents a decrease in revenues of $431,000 and a decrease in operating income of $3.3 million as compared to the six months ended June 30, 2004. Advertising revenues continue to be soft due primarily to the economic conditions faced by our publishing and broadcasting companies.
     Set forth below are the operating results and a reconciliation of net income (loss) to adjusted EBITDA for the three and six month periods ended June 30, 2005 and 2004.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Block Communications, Inc. and Subsidiaries
Results of Operations (unaudited)

	Three months ended June 30,
	2005		2004

Revenue:
Publishing	$62,683,716	57.2%	$64,376,216	58.8%
Cable	32,145,678	29.4	30,369,466	27.7
Broadcasting	9,513,810	8.7	9,785,531	8.9
Other communications	5,155,580	4.7	5,035,896	4.6

	109,498,784	100.0	109,567,109	100.0

Expense:
Cost of revenue:
Publishing	46,673,843	42.6	45,985,090	42.0
Cable	22,826,948	20.8	21,976,765	20.1
Broadcasting	5,263,423	4.8	5,561,446	5.1
Other communications	2,553,428	2.3	2,397,461	2.2

	77,317,642	70.6	75,920,762	69.3

Selling, general & administrative expense:
Publishing	18,033,221	16.5	17,449,573	15.9
Cable	6,271,625	5.7	5,654,976	5.2
Broadcasting	3,356,710	3.1	3,038,298	2.8
Other communications	2,022,721	1.8	1,967,795	1.8
Corporate expenses	341,973	0.3	1,319,240	1.2

	30,026,250	27.4	29,429,882	26.9

	107,343,892	98.0	105,350,644	96.2

Operating income	2,154,892	2.0	4,216,465	3.8

Nonoperating income (expense):
Interest expense	(5,920,837)		(4,846,880)
Change in fair value of interest rate swaps	(174,498)		9,800,683
Gain on life insurance proceeds	2,857,959		—
Investment income	712,821		21,819

	(2,524,555)		4,975,622

Income (loss) before income taxes and minority interest	(369,663)		9,192,087
Provision (credit) for income taxes	55,971		(38,493)
Minority interest	(13,134)		17,080

Net income (loss)	(438,768)		9,247,660

Add:
Interest expense	5,920,837		4,846,880
Provision (credit) for income taxes	55,971		(38,493)
Depreciation	13,280,318		12,978,372
Amortization of intangibles and deferred charges	669,248		717,327
Amortization of broadcast rights	1,491,098		1,532,397
Loss on disposal of property and equipment	455,107		24,489
Change in fair value of interest rate swaps	174,498		(9,800,683)

Less:
Gain on life insurance proceeds	(2,857,959)		—
Payments on broadcast rights	(1,600,963)		(1,572,139)

Adjusted EBITDA	$17,149,387		$17,935,810

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Block Communications, Inc. and Subsidiaries
Results of Operations (unaudited)

	Six months ended June 30,
	2005		2004

Revenue:
Publishing	$122,765,862	57.2%	$125,304,591	58.3%
Cable	63,057,752	29.4	60,034,858	27.9
Broadcasting	18,610,638	8.7	19,500,873	9.1
Other communications	10,144,036	4.7	10,168,969	4.7

	214,578,288	100.0	215,009,291	100.0

Expense:
Cost of revenue:
Publishing	92,360,857	43.0	90,705,048	42.2
Cable	45,496,536	21.2	43,016,311	20.0
Broadcasting	11,010,498	5.1	11,327,103	5.3
Other communications	5,002,603	2.3	4,715,836	2.2

	153,870,494	71.7	149,764,298	69.7

Selling, general & administrative expense:
Publishing	35,969,020	16.8	36,939,880	17.2
Cable	12,899,928	6.0	11,714,825	5.4
Broadcasting	6,795,576	3.2	6,466,442	3.0
Other communications	3,910,632	1.8	4,068,659	1.9
Corporate expenses	1,437,491	0.7	3,071,452	1.4

	61,012,647	28.4	62,261,258	29.0

	214,883,141	100.1	212,025,556	98.6

Operating income (loss)	(304,853)	-0.1	2,983,735	1.4

Nonoperating income (expense):
Interest expense	(12,069,181)		(9,509,409)
Change in fair value of interest rate swaps	2,143,963		5,218,027
Gain on life insurance proceeds	2,857,959		—
Investment income	687,463		162,344

	(6,379,796)		(4,129,038)

Loss before income taxes and minority interest	(6,684,649)		(1,145,303)
Provision for income taxes	72,082		172,055
Minority interest	36,461		33,550

Net loss	(6,720,270)		(1,283,808)

Add:
Interest expense	12,069,181		9,509,409
Provision for income taxes	72,082		172,055
Depreciation	26,582,204		25,044,488
Amortization of intangibles and deferred charges	1,338,210		1,489,765
Amortization of broadcast rights	3,006,418		3,084,563
Loss on disposal of property and equipment	744,838		264,143
Change in fair value of interest rate swaps	(2,143,963)		(5,218,027)

Less:
Gain on life insurance proceeds	(2,857,959)		—
Payments on broadcast rights	(3,362,094)		(3,206,411)

Adjusted EBITDA	$28,728,647		$29,856,177

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth below is a reconciliation of net income (loss) to adjusted EBITDA by operating segment for the three- and six-month periods ended June 30, 2005 and 2004.
Block Communications, Inc. and Subsidiaries
Reconciliation of Net Income to Adjusted EBITDA by Segment

	Publishing	Cable	Broadcasting	Other	Corporate	Consolidated

	Three months ended June 30, 2005

Net income (loss)	$(2,062,420)	$3,052,413	$848,857	$565,425	$(2,843,043)	$(438,768)
Adjustments to net income (loss):
Interest expense	39,072	—	—	—	5,881,765	5,920,837
Provision for income taxes	—	—	41,965	14,006	—	55,971
Depreciation	2,800,642	8,661,764	627,822	1,190,090	—	13,280,318
Amortization of intangibles and deferred charges	89,143	184,891	4,235	—	390,979	669,248
Amortization of broadcast rights	—	65,009	1,426,089	—	—	1,491,098
Film payments	—	(63,853)	(1,537,110)	—	—	(1,600,963)
(Gain) loss on disposal of assets	576	452,188	(2,100)	4,443	—	455,107
Gain on life insurance proceeds	—	—	—	—	(2,857,959)	(2,857,959)
Change in fair value of derivatives	—	—	—	—	174,498	174,498

Adjusted EBITDA	$867,013	$12,352,412	$1,409,758	$1,773,964	$746,240	$17,149,387

	Three months ended June 30, 2004

Net income	$928,020	$2,738,738	$1,201,856	$670,640	$3,708,406	$9,247,660
Adjustments to net income:
Interest expense	44,738	—	—	—	4,802,142	4,846,880
Provision (credit) for income taxes	(31,018)	—	2,000	—	(9,475)	(38,493)
Depreciation	2,548,957	8,685,505	681,393	1,062,517	—	12,978,372
Amortization of intangibles and deferred charges	89,143	184,891	4,235	—	439,058	717,327
Amortization of broadcast rights	—	57,123	1,475,274	—	—	1,532,397
Film payments	—	(55,932)	(1,516,207)	—	—	(1,572,139)
(Gain) loss on disposal of assets	—	22,176	3,363	(1,050)	—	24,489
Change in fair value of derivatives	—	—	—	—	(9,800,683)	(9,800,683)

Adjusted EBITDA	$3,579,840	$11,632,501	$1,851,914	$1,732,107	$(860,552)	$17,935,810

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Publishing	Cable	Broadcasting	Other	Corporate	Consolidated

	Six months ended June 30, 2005

Net income (loss)	$(5,643,719)	$4,667,022	$816,055	$1,200,684	$(7,760,312)	$(6,720,270)
Adjustments to net income (loss):
Interest expense	79,719	—	—	—	11,989,462	12,069,181
Provision for income taxes	—	—	41,965	30,117	—	72,082
Depreciation	5,458,772	17,494,972	1,247,881	2,380,579	—	26,582,204
Amortization of intangibles and deferred charges	178,286	369,782	8,470	—	781,672	1,338,210
Amortization of broadcast rights	—	129,120	2,877,298	—	—	3,006,418
Film payments	—	(133,738)	(3,228,356)	—	—	(3,362,094)
(Gain) loss on disposal of assets	(16,560)	754,999	(7,263)	13,662	—	744,838
Gain on life insurance proceeds	—	—	—	—	(2,857,959)	(2,857,959)
Change in fair value of derivatives	—	—	—	—	(2,143,963)	(2,143,963)

Adjusted EBITDA	$56,498	$23,282,157	$1,756,050	$3,625,042	$8,900	$28,728,647

	Six months ended June 30, 2004

Net income (loss)	$(2,644,260)	$5,305,264	$1,740,615	$1,384,474	$(7,069,901)	$(1,283,808)
Adjustments to net income (loss):
Interest expense	115,201	—	—	—	9,394,208	9,509,409
Provision (credit) for income taxes	189,005	—	2,000	—	(18,950)	172,055
Depreciation	4,817,895	16,729,409	1,367,625	2,129,559	—	25,044,488
Amortization of intangibles and deferred charges	178,286	369,782	8,470	—	933,227	1,489,765
Amortization of broadcast rights	—	119,860	2,964,703	—	—	3,084,563
Film payments	—	(114,371)	(3,092,040)	—	—	(3,206,411)
(Gain) loss on disposal of assets	(9,500)	271,299	3,163	(819)	—	264,143
Change in fair value of derivatives	—	—	—	—	(5,218,027)	(5,218,027)

Adjusted EBITDA	$2,646,627	$22,681,243	$2,994,536	$3,513,214	$(1,979,443)	$29,856,177

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
     When we present adjusted EBITDA for our business segments, we exclude certain expenses consisting primarily of corporate general and administrative expenses that have not been allocated to individual segments. Corporate general and administrative expenses were $342,000 and $1.3 million for the three-month periods ending June 30, 2005 and 2004, respectively, and $1.4 million and $3.1 million for the six-month periods ending June 30, 2005 and 2004, respectively.
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

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     As stated above, we have calculated adjusted EBITDA in accordance with the definition set forth in the senior debt agreement dated May 15, 2002, as amended. This agreement governs all of our senior credit facilities, which represent 33% of our debt outstanding at June 30, 2005, and includes certain key financial covenants. The covenants provide, among other things, restrictions on total and senior leverage, minimum required amounts of adjusted EBITDA, and limits on capital expenditures. Specific covenants include consolidated total and senior leverage ratios which are defined as the ratio of consolidated total or senior funded indebtedness to consolidated adjusted EBITDA. As of June 30, 2005, the maximum allowable consolidated total and senior leverage ratios were 5.25 to 1.00 and 2.50 to 1.00, respectively. The maximum allowable consolidated total leverage ratio decreases to 5.00 to 1.00 at September 30, 2005, and the maximum allowable consolidated senior leverage ratio decreases to 2.25 to 1.00 at September 30, 2005. Other material covenants include interest coverage ratio and consolidated coverage ratio. Interest coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated interest charges. As of June 30, 2005, the minimum allowable interest coverage ratio was 2.25 to 1.00, increasing to 2.50 to 1.00 at December 31, 2005. Consolidated coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated debt service. Consolidated debt service includes interest payments and scheduled principal payments. The minimum allowable consolidated coverage ratio is 2.25 to 1.00, remaining at that level through September 30, 2007.
     We are in compliance with all of our debt covenants. At June 30, 2005, our total leverage ratio is 4.42 to 1.00, senior leverage ratio is 1.66 to 1.00, interest coverage is 2.81 to 1.00, and our consolidated coverage ratio is 2.66 to 1.00.
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
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Revenues
          Total revenue for the three month period ended June 30, 2005 was $109.5 million, a decrease of $68,000, or 0.1%, as compared to the same period of the prior year. This decrease was attributable to revenue declines in the publishing and broadcast operations, partially offset by revenue growth in cable and other communications. Our advertising based companies continue to be challenged by lagging economic conditions in our Great Lakes/ Midwest markets.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Cable Television. Cable revenue for the quarter was $32.1 million, an increase of $1.8 million, or 5.8%, as compared to the same period of 2004. The increase in cable revenue was principally the result of an increase of $5.38, to $73.50, in the average monthly revenue per basic subscriber, based on the average number of subscribers throughout the quarter. An increase in the monthly basic cable service charge and continued rollout of new services drove the increase in average monthly revenue per subscriber. Average monthly high-speed data revenue per customer of $41.46 decreased $2.52 as compared to the second quarter of 2004. The decrease in high-speed data average revenues resulted from packaging discounts and promotional offers, along with the launch of lower speed and lower-priced tiers designed to compete against dial-up internet and DSL services. For the quarter ended June 30, 2005, average monthly digital revenue per home was $18.77, an increase of $4.13 as compared to the same period of the prior year. The increase in average digital revenue per home resulted from an increase in the monthly digital cable service charge, increases in Video on Demand (VOD) purchases due to greater market awareness, and a greater number of high-definition converters and DVR converters deployed during the second quarter of 2005, partially offset by packaging discounts and promotional offers. Paid VOD purchases grew over 150% as compared to the second quarter of 2004. The increasingly competitive environment, primarily in the Toledo market, drove the continuation of discounts and promotional offers throughout the second quarter of 2005.
          Buckeye TEL, our residential telephone service, was launched during the first quarter of 2005. During the three months ending June 30, 2005, our residential telephone service provided $174,000 of additional cable revenue.
          Revenue generating units increased in the high-speed data and digital categories during the three month period ended June 30, 2005. The net increase in high-speed data subscribers totaled 1,773 and the net increase in digital homes totaled 438 during the quarter. This resulted in 42,569 high-speed data customers and 53,304 digital homes as of June 30, 2005. Basic subscribers at the end of the period totaled 145,578, a decrease of 402, or 0.3%, basic subscribers in the second quarter of 2005. Buckeye Cablesystem recognized a net decrease of 1,212 basic subscribers. This is due to a seasonal reduction resulting from the large number of college students in the Toledo market, an increase in the number of disconnects due to economic conditions, and continuing competition. Erie County system recognized a net increase of 810 basic subscribers, resulting from seasonal growth in our Erie County subscriber base due to the tourism component of the Sandusky market and to the upgrade of the Erie County system. As of June 30, 2005, we had 2,895 Buckeye TEL subscribers.
          Newspaper Publishing. Publishing revenue for the quarter was $62.7 million, a decrease of $1.7 million, or 2.6%, as compared to the second quarter of 2004. The decrease consisted of a $1.2 million, or 2.3%, decrease in advertising revenue due primarily to decreases in retail and national advertising of $57,000, or 0.2%, and $1.7 million, or 22.3%, respectively, partially offset by growth in classified and internet advertising of $231,000, or 1.2%, and $325,000, or 41.4%, respectively. Other advertising, net of trade expense, increased $34,000. Circulation revenue decreased $491,000, or 4.1%, as compared to the same period of 2004, primarily due to a decrease in both daily and Sunday circulation compounded by declining average earned rates per copy. The variance in circulation rates is the result of discounting efforts to improve circulation during the second quarter of 2005 as compared to the second quarter of 2004. Other revenue, which consists of third party and total market delivery, was consistent with the same quarter of the previous year.
          Television Broadcasting. Broadcasting revenue for the quarter was $9.5 million, a decrease of $272,000, or 2.8%, as compared to the three months ended June 30, 2004. The decrease in broadcasting revenue was due to decreases in national and political advertising of $250,000, or 7.0%, and $273,000, or 92.6%, respectively, partially offset by an increase in combined local and regional revenue of $96,000, or 1.3%, and a decrease in agency commissions of $45,000. Other income increased $110,000 as compared to the second quarter of 2004 primarily due to DBS retransmission fees recognized during the second quarter of 2005.
          Other Communications. Other communications revenue for the quarter was $5.2 million, an increase of $120,000, or 2.4%, as compared to same period of the prior year. Telecom revenue for the quarter was $4.4 million, a decrease of $84,000, due primarily to decreases in carrier access billings, long-distance revenue, and reciprocal compensation of $119,000, $130,000, and $27,000, respectively. These decreases were partially offset by an increase in competitive access and local exchange/switched service revenue of $195,000, due to the net addition of 117 commercial telecom customers, representing a 15.8% increase in the customer base since the second quarter of 2004. Revenue from the home security business grew $87,000, or 14.8%, due to an increase in the number of system sales as compared to the second quarter of 2004. Metro Fiber & Cable Construction Inc., which typically performs services solely for our cable companies, had external sales during the quarter totaling $117,000.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses
          Operating expenses for the quarter were $107.3 million, an increase of $2.0 million, or 1.9%, as compared to the second quarter of 2004. The increase in operating expense was attributable to increased expenses in all operating segments, partially offset by a decrease in corporate general and administrative expenses.
          Cable Television. Cable cost of revenue was $22.8 million, an increase of $850,000, or 3.9%, as compared to the same period of the prior year. The increase was due to an $84,000, or 1.1%, increase in basic programming expenses, a $136,000, or 19.3%, increase in cable modem associated expenses, and a $212,000, or 30.5%, increase in programming expenses for the digital tier. Also, video on demand expense increased $115,000 due to the increases in VOD purchases. These increases were partially offset by decreases in pay and pay-per-view programming expense of $127,000, or 10.8%. Programming and trade expense related to our WB affiliate increased $233,000. Technical and network operation expenses increased $214,000 and $57,000, respectively, primarily due to the launch of Buckeye TEL during the first quarter of 2005.
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
          Selling, general & administrative expense was $6.3 million, an increase of $617,000, or 10.9%. General and administrative expenses increased $339,000, or 10.7%, due to an increase recorded in the loss on disposal of assets of $430,000 and additional administrative expenses due to the launch of residential telephone service totaling $220,000, partially offset by savings in personal property tax resulting from a change in the Ohio tax law. Marketing and advertising expense increased $198,000, or 12.9%, partially due to the launch of residential telephone service during the first quarter of 2005. Furthermore, customer service expense increased $68,000 because of Buckeye TEL.
          Newspaper Publishing. Publishing cost of revenue was $46.7 million, an increase of $689,000, or 1.5%, as compared to the three months ended June 30, 2004. The increase was partially due to a $131,000, or 1.6%, increase in the cost of newsprint and ink, resulting from a weighted-average price per ton increase of $48.83, or 9.4%, partially offset by a 3.6% decrease in consumption from the same period of the prior year. Cost of revenue further increased due to increases in editorial, circulation, and depreciation expense of $137,000, $362,000, and $252,000, respectively. Circulation expenses increased due to improved customer service, increased solicitation efforts, and a general focus on reducing churn through improving the quality of subscription orders and increased reselling efforts. Depreciation expense increased due to the capital improvement projects at the Post-Gazette. Other departmental expenses reported favorable variances due to tight budgetary controls.
          Selling, general and administrative expense was $18.0 million, an increase of $584,000, or 3.3%, primarily due to increases in the Post Gazette’s health insurance, other post-employment benefits, administrative payroll, and third-party telemarketing and computer maintenance expense of $191,000, $370,000, $444,000, and $158,000, respectively. These were offset by savings in the Post Gazette’s workers’ compensation costs of $931,000, as compared to the second quarter of 2004. Workers’ compensation expense decreased as compared to the same period of the prior year due to improvements in overall claim management and a decrease in the average dollar value associated with outstanding claims. The Blade’s general and administrative costs increased primarily due to increases in pension and welfare benefits, legal expenses and other post-employment benefits of $199,000, $99,000, and $40,000, respectively.
          Television Broadcasting. Broadcasting cost of revenue was $5.3 million, a decrease of $298,000, or 5.4%, from the same period of the prior year, primarily due to decreases in engineering, programming, production, and broadcast film amortization expense of $47,000, $31,000, $54,000, and $49,000, respectively. These decreases are the result of tight cost controls at all broadcast stations. Depreciation decreased from the same period of the prior year by $54,000.
          Selling, general and administrative expense was $3.4 million, an increase of $318,000, or 10.5%, due to a $333,000, or 19.2%, increase in general administrative expenses attributable to employee benefit costs and legal and professional fees. These administrative increases were partially offset by a decrease in selling and promotion expenses of $14,000, or 1.1%, due to tight budgetary controls.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Other Communications. Other communications cost of revenue was $2.6 million, an increase of $156,000, or 6.5%, from the same period of 2004. Telecom cost of revenue increased $79,000, or 3.9%, due primarily to an increase in depreciation and information system expense of $128,000 and $29,000, respectively. These increases were partially offset by decreases in network operations and long-distance expense of $24,000 and $56,000, respectively. Home security alarm system sales and monitoring cost of revenue decreased $29,000 due to tight expense controls. Metro Fiber & Cable Construction Inc., which typically performs services solely for our cable companies, incurred external expenses during the second quarter of 2005 totaling $106,000.
          Selling, general and administrative expense was $2.0 million, an increase of $55,000, or 2.8%. Telecom selling, general and administrative expense increased $43,000, or 2.6%, due primarily to increases in billing and customer service related expenses. Selling, general and administrative expenses for our residential security business increased $12,000, or 3.6%, due to general inflationary factors.
Operating Income
          Operating income decreased $2.1 million, to $2.2 million, as compared to the three months ended June 30, 2004.
          Cable operating income increased $309,000, or 11.3%, due to revenue growth generated from rate increases and rollout of new services, partially offset by increases in programming expenses, administrative expenses related to the launch of residential telephone service, and expenses associated with the continued growth in cable modems and digital products.
          Publishing operating loss increased $3.0 million, or 314.9%, primarily due to continued decreases in advertising and circulation revenues. The increase in operating loss is also attributable to increased newsprint and certain departmental expenses.
          Broadcasting operating income decreased $292,000, or 24.6%, due to decreases in advertising revenue, primarily national and political advertising, and flat operating expenses.
          Other communications operating income decreased $91,000, or 13.6%, due to a revenue decline in telecom operations and increased telecom operating expenses, partially offset by revenue growth in our home security business.
          Operating loss attributable to corporate expenses decreased $977,000, or 74.1%, due to overall decreases in employee costs and legal and professional fees of $132,000 and $86,000, respectively, and a decrease in amortization expense of $48,000 due to the expiration of various non-compete agreements and general cost controls. Additionally, during the second quarter of 2005, we recognized an increase of $691,000 in the cash surrender value of company owned life insurance policies insuring the life of William Block, Sr.
Non-operating Income or Expense
          Our non-operating income and expense consist of interest expense, investment income, change in fair value of interest rate swaps, and any non-recurring items that are not directly related to our primary operations. Net non-operating expense increased $7.5 million, or 150.7%, as compared to the three months ended June 30, 2004. Interest expense increased $1.1 million, or 22.2%, due primarily to an increase in the effective interest rate. The expense attributable to the change in the fair value of our non-hedge interest rate swaps increased $10.0 million as compared to 2004 due to the specific swaps in effect during the two periods and changes in the interest rate environment. Investment income increased $691,000 due primarily to $600,000 of interest income recorded relating to a federal income tax receivable. This amount has been recognized based on the progressing status of the Internal Revenue Service audit of the 2001 tax year and the related refund claim. As discussed in the footnotes to the financial statements, due to the death of William Block Sr., we recognized income of $2.9 million, which represents the additional amount of death benefit in excess of the cash surrender value of the policies at the time of death.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net Income
          For the three months ended June 30, 2005, the company reported a net loss of $439,000, compared to net income of $9.2 million reported for the same period of the prior year. This decrease in net income is primarily due an unfavorable variance of $10.0 million on the change in fair value of interest-rate swaps, an increase in interest expense of $1.1 million, and a decrease in operating income of $2.1 million. These decreases were partially offset by an increase in investment income of $691,000 and $2.9 million of income related to the net death benefit discussed above. The provision for income taxes was $56,000 for the second quarter of 2005 compared to a credit for income taxes of $38,000 for the same quarter of the previous year.
Depreciation and Amortization
          Depreciation and amortization increased $254,000, or 1.9%, as compared to the same period of the prior year. The increase was primarily due to an increase in publishing operations depreciation expense of $252,000 resulting from the capital improvement projects primarily at the Post-Gazette. Depreciation expense of our other communications operations increased $128,000, primarily due to telecom capital expenditures. These increases were partially offset by a decrease in broadcast depreciation of $54,000 and a decrease of $48,000 in the amortization recorded at the parent company level due to the expiration of various non-compete agreements.
Adjusted EBITDA
          Adjusted EBITDA decreased $786,000, or 4.4%, as compared to the second quarter of 2004. A reconciliation of adjusted EBITDA to net loss is provided above. The adjusted EBITDA originally reported for the second quarter of 2004 has been increased by $498,000 due to the implementation of FSPFAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. During the third quarter of 2004, we elected retroactive application to the date of enactment under FSPFAS 106-2 and remeasured the plans’ accumulated postretirement benefit obligation (APBO) to include the effects of the subsidy as of December 31, 2003. This remeasurement resulted in a reduction of the plans’ APBO and reduced the net periodic non-pension postretirement benefit cost for the entire 2004 fiscal year. Accordingly, we have adjusted EBITDA for the first two quarters of 2004 to recognize the reduction in benefit cost.
          Adjusted EBITDA as a percentage of revenue for the quarter ended June 30, 2005 decreased to 15.7% from 16.4% for the three months ended June 30, 2004. The decrease in adjusted EBITDA as a percentage of revenue was primarily due to the decrease in advertising revenue and the increase in operating expenses for all segments, partially offset by the continued rollout of high margin advanced cable products and the increase in cable service charges . Net loss as a percentage of revenue was 0.4% as of June 30, 2005, as compared to net income as a percentage of revenue at June 30, 2004 of 8.4%. This is primarily due to the unfavorable variance on the change in fair value of interest rate swaps discussed above.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Revenues
          Total revenues for the six month period ended June 30, 2005 were $214.6 million, a decrease of $431,000, or 0.2%, as compared to the same period of the prior year. This decrease was attributable to revenue declines in publishing, broadcast, and other communications, partially offset by cable revenue growth.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Cable Television. Cable revenue was $63.1 million, an increase of $3.0 million, or 5.0%, as compared to the same period of 2004. The increase in cable revenue was principally the result of an increase of $4.82, to $72.06, in the average monthly revenue per basic subscriber, based on the average number of subscribers throughout the period. An increase in the monthly basic cable service charge and continued rollout of new services drove the increase in average monthly revenue per subscriber. Average monthly high-speed data revenue per customer of $41.84 decreased $2.35, as compared to the first six months of 2004. The decrease in high-speed data average revenues resulted from packaging discounts and promotional offers, along with the launch of lower speed and lower-priced tiers designed to compete against dial-up internet and DSL services. For the six months ended June 30, 2005, average monthly digital revenue per home of $17.98 increased $3.31 as compared to the same period of the prior year. The increase in average digital revenue per home resulted from an increase in the monthly digital cable service charge, increases in VOD purchases due to greater market awareness, and a greater number of high-definition converters and DVR converters deployed during the first half of 2005, partially offset by packaging discounts and promotional offers. Buckeye TEL, our residential telephone service, was launched during the first quarter of 2005. As of June 30, 2005, our residential telephone service provided $186,000 of additional cable revenue.
          Revenue generating units increased in the digital and high-speed data categories during the six months ended June 30, 2005. Net high-speed data additions totaled 4,867 for the period, resulting in 42,569 high-speed data customers. Net digital additions totaled 2,579 for the period, resulting in 53,304 digital homes as of June 30, 2005. Basic subscribers at the end of the period totaled 145,578, a decrease of 373 basic subscribers in the six months ended June 30, 2005 due to a seasonal reduction resulting from the large number of college students in the Toledo market and an increase in the number of disconnects resulting from economic conditions, partially offset by seasonal growth in the Erie County system.
          Newspaper Publishing. Publishing revenue was $122.8 million, a decrease of $2.5 million, or 2.0%, as compared to the same period of 2004. The decrease consisted of a $1.4 million, or 1.4%, decrease in advertising revenue due primarily to a decrease in national advertising of $3.0 million, or 19.0%, partially offset by growth in retail, classified, and internet advertising of $171,000, or 0.4%, $320,000, or 0.9%, and $652,000, or 44.1%, respectively. The favorable variance in classified advertising is solely attributable to our Pittsburgh market, with the Toledo Blade reporting flat classified advertising. Both markets recognized equivalent decreases in national advertising. Other advertising revenue increased $460,000, primarily due to fluctuations in trade. For the first six months of 2005, circulation revenue decreased $1.1 million, or 4.6%, due to a decrease in both daily and Sunday circulation compounded by declining average earned rates per copy. Other revenue, which consists of third party and total market delivery, was consistent with the same period of the previous year.
          Television Broadcasting. Broadcasting revenue was $18.6 million, a decrease of $890,000, or 4.6%, as compared to the six months ended June 30, 2004. The decrease in broadcasting revenue was due to decreases in national and political advertising of $580,000, or 8.6%, and $692,000, or 95.6%, respectively, partially offset by an increase in combined local and regional revenue of $36,000, or 0.2%, and a decrease in agency commissions of $114,000, or 3.3%. Other income increased $231,000 as compared to the first half of 2004 primarily due to satellite retransmission fees recognized during the first half of 2005.
          Other Communications. Other communications revenue was $10.1 million, a decrease of $25,000, or 0.3%, as compared to same period of the prior year. Telecom revenue for the first half of 2005 was $8.7 million, a decrease of $224,000, due primarily to decreases in carrier access billings, long-distance revenue, and reciprocal compensation of $292,000, $195,000, and $61,000, respectively. These decreases were partially offset by an increase in competitive access and local exchange/switched service revenue of $342,000, due to the net addition of 54 commercial telecom customers, representing a 6.7% increase in the customer base during the six months ended June 30, 2005. Revenue from the home security business grew $83,000, or 6.7%, due to an increase in the number of system sales as compared to the first half of 2004. Metro Fiber & Cable Construction Inc., which typically performs services solely for our cable companies, had external sales during the first six months of 2005 totaling $117,000.
Operating Expenses
          Operating expenses for the first six months were $214.9 million, an increase of $2.9 million, or 1.4%, as compared to the first six months of 2004. The increase in operating expense was attributable to increased expenses in all operating segments, partially offset by decreased corporate general and administrative expenses.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Cable Television. Cable cost of revenue was $45.5 million, an increase of $2.5 million, or 5.8%, as compared to the same period of the prior year. The increase was primarily due to a $323,000, or 2.1%, increase in basic programming expenses, a $242,000, or 18.3%, increase in cable modem associated expenses, and a $508,000, or 40.4%, increase in programming expenses for the digital tier. Also, video on demand expense increased $205,000 due to the increases in VOD purchases. These increases were partially offset by decreases in pay and pay-per-view programming expense of $254,000, or 10.8%. Programming and trade expense related to our WB affiliate increased $383,000. Technical expenses increased $341,000 primarily due to the launch of our residential telephone service during the first quarter of 2005. Furthermore, depreciation expense increased $766,000 due to the capital expenditures associated with the continued rollout of advanced services. Basic cable programming expenses increased due to price increases from programming suppliers and a slight increase in production expenses related to Buckeye Cable Sports Network. Cable modem expenses increased as a result of additional customer service representatives and network and product improvements implemented in response to subscriber growth. Programming expense for the digital tier increased due to increases in digital carriage fees and an increase in the number of digital subscribers as compared to the same period of the prior year.
          Selling, general & administrative expense was $12.9 million, an increase of $1.2 million, or 10.1%. General and administrative expenses increased $829,000, or 12.3%, due to an increase recorded in the loss on disposal of assets of $484,000 and additional administrative expenses due to the launch of residential telephone service totaling $454,000, partially offset by savings in personal property tax resulting from a change in the Ohio tax law. Combined marketing and advertising expense increased $112,000, or 3.6%, and management information systems expense increased $71,000, or 13.4%, due to the launch of residential telephone service during the first quarter of 2005. Furthermore, customer service expense related to the residential telephony product increased $116,000.
          Newspaper Publishing. Publishing cost of revenue was $92.4 million, an increase of $1.7 million, or 1.8%, as compared to the six months ended June 30, 2004. The increase was partially due to a $251,000, or 1.6%, increase in the cost of newsprint and ink, resulting from a weighted-average price per ton increase of $46.80, or 9.2%, partially offset by a 5.3% decrease in consumption from the same period of the prior year. Cost of revenue further increased due to increases in editorial, circulation, advertising sales expense and depreciation expense of $109,000, $635,000, $341,000, and $641,000, respectively. These were partially offset by a reduction in production expense of $393,000, primarily due to cost savings resulting from the Post-Gazette’s plant improvement project. Circulation expenses increased due to improved customer service, increased solicitation expense, and a general focus on reducing churn through improving the quality of subscription orders and increased reselling efforts. Depreciation expense increased due to the capital improvement projects at the Post-Gazette.
          Selling, general and administrative expense was $36.0 million, a decrease of $971,000, or 2.6%, primarily due to decreases in the Post Gazette’s workers’ compensation costs of $3.0 million, as compared to the second quarter of 2004. This savings was offset by increases in the Post Gazette’s other post-employment benefits and administrative payroll of $742,000 and $1.0 million, respectively. The increase in the Post-Gazette’s administrative payroll reflects union concessions recognized during 2004, which are not applicable to 2005, and additional severance. Workers’ compensation expense decreased as compared to the same period of the prior year due to improvements in overall claim management and a decrease in the average dollar value associated with outstanding claims. The Blade’s general and administrative costs, inclusive of employee benefits, increased primarily due to increases in union pension and welfare benefits, medical expenses and other post-employment benefits of $413,000, $65,000, and $80,000, respectively, partially offset by savings in administrative payroll of $163,000.
          Television Broadcasting. Broadcasting cost of revenue was $11.0 million, a decrease of $317,000, or 2.8%, from the same period of the prior year, primarily due to decreases in engineering, production, and broadcast film amortization expense of $33,000, $70,000, and $87,000, respectively. Operating expenses associated with our UPN affiliate decreased $105,000. These decreases are the result of tight cost controls at all broadcast stations. Depreciation decreased from the same period of the prior year by $120,000. These savings were partially offset by an increase in news departmental expense of $113,000, as compared to the six months ending June 30, 2004.
          Selling, general and administrative expense was $6.8 million, an increase of $329,000, or 5.1%, due to a $363,000, or 9.5%, increase in general administrative expenses attributable to employee benefit costs and legal and professional fees. These administrative increases were partially offset by a decrease in selling and promotion expenses of $34,000, or 1.3%, due to tight budgetary controls.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Other Communications. Other communications cost of revenue was $5.0 million, an increase of $287,000, or 6.1%, from the same period of 2004. Telecom cost of revenue increased $231,000, or 5.9%, due primarily to an increase in depreciation, internet, and technical expenses of $256,000, $63,000, and 56,000, respectively. These increases were partially offset by decrease in long-distance expense of $159,000. Home security alarm system sales and monitoring cost of revenue decreased $50,000 due to tight expense controls. Metro Fiber & Cable Construction Inc., which typically performs services solely for our cable companies, incurred external expenses during the six months ending June 30, 2005 totaling $106,000.
          Selling, general and administrative expense was $3.9 million, a decrease of $158,000, or 3.9%. Telecom selling, general and administrative expense decreased $206,000, or 6.0%, due primarily to decreases in gross receipts tax and general administrative expenses of $99,000 and $182,000, respectively, partially offset by an increase in general billing expenses of $90,000. The favorable variance in general and administrative expense primarily relates to a decrease in bad debt expense. Selling, general and administrative expenses for our residential security business increased $48,000, or 7.3%, primarily due to increases in sales expense of $55,000.
Operating Loss
          Operating loss increased $3.3 million, to $305,000, as compared to operating income of $3.0 million for the six months ended June 30, 2004.
          Cable operating income decreased $642,000, or 12.1%, due to increases in programming expenses, technical and administrative expenses related to the launch of residential telephone service, and expenses associated with the continued growth in cable modems and digital products, including VOD, and increased depreciation, partially offset by revenue growth generated from rate increases and rollout of new services.
          Publishing operating loss increased $3.2 million, or 137.7%, primarily due to continued decreases in advertising and circulation revenues. The increase in operating loss is also attributable to increased newsprint and certain departmental expenses.
          Broadcasting operating income decreased $903,000, or 52.9%, due to decreases in advertising revenue, primarily national and political advertising, and flat operating expenses.
          Other communications operating income decreased $154,000, or 11.1%, due to a revenue decline in telecom operations, partially offset by revenue growth in our home security business.
          Operating loss attributable to corporate expenses decreased $1.6 million, or 53.2%, due to overall decreases in employee costs and legal and professional fees of $155,000 and $372,000 and a decrease in amortization expense of $152,000 due to the expiration of various non-compete agreements and general cost controls. Legal and professional fees decreased due to the difference in fees paid for an amendment to our senior credit facilities during the first half of 2005 as compared to amendment fees paid during the same period of the prior year. Other departmental expenses reported favorable variances due to general cost controls. Additionally, during the second quarter of 2005, we recognized an increase of $691,000 in the cash surrender value of company owned life insurance policies insuring the life of William Block, Sr.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-operating Income or Expense
          Our non-operating income and expense consist of interest expense, investment income, change in fair value of interest rate swaps, and any non-recurring items that are not directly related to our primary operations. Net non-operating expense increased $2.3 million, or 54.5%, as compared to the six months ended June 30, 2004. Interest expense increased $2.6 million, or 26.9%, due primarily to an increase in the effective interest rate and an increase in funded debt outstanding. The income attributable to the change in the fair value of our non-hedge interest rate swaps decreased $3.1 million as compared to 2004 due to the specific swaps in effect during the two periods and changes in the interest rate environment. Investment income increased $525,000 due to $600,000 of interest income recorded relating to a federal income tax receivable. This amount has been recognized based on the progressing status of the Internal Revenue Service audit of the 2001 tax year and the related refund claim. As mentioned above, due to the death of William Block Sr., we recognized income of $2.9 million, which represents the additional amount of death benefit in excess of the cash surrender value of the policies at the time of death.
Net Loss
          For the six months ended June 30, 2005, the company reported a net loss of $6.7 million, compared to a net loss of $1.3 million reported for the same period of the prior year. This increase in net loss is primarily due to an unfavorable variance of $3.1 million on the change in fair value of interest-rate swaps, an increase in interest expense of $2.6 million, and an increase in operating loss of $3.3 million. These decreases were partially offset by the increase in investment income of $525,000 and $2.9 million of income related to the net death benefit discussed above. The provision for income taxes was $72,000 for the second half of 2005 compared to a provision for income taxes of $172,000 for the same period of the previous year.
Depreciation and Amortization
          Depreciation and amortization increased $1.4 million, or 5.2%, as compared to the same period of the prior year. The increase was due to an increase in publishing operations depreciation expense of $641,000 resulting from the capital improvement projects primarily at the Post-Gazette. Cable depreciation expense increased $766,000 due to capital expenditures related to the continued rollout of advanced services. Depreciation expense of our other communications operations increased $251,000, primarily due to telecom capital expenditures. These increases were partially offset by a decrease in broadcast depreciation expense of $120,000 and a decrease of $152,000 in the amortization recorded at the parent company level due to the expiration of various non-compete agreements.
Adjusted EBITDA
          Adjusted EBITDA decreased $1.1 million, or 3.8%, as compared to the six months ended June 30, 2004. A reconciliation of adjusted EBITDA to net income is provided above. The adjusted EBITDA originally reported for the second half of 2004 has been increased by $996,000 due to the implementation of FSPFAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. During the third quarter of 2004, we elected retroactive application to the date of enactment under FSPFAS 106-2 and remeasured the plans’ accumulated postretirement benefit obligation (APBO) to include the effects of the subsidy as of December 31, 2003. This remeasurement resulted in a reduction of the plans’ APBO and reduced the net periodic non-pension postretirement benefit cost for the entire 2004 fiscal year. Accordingly, we have adjusted EBITDA for the first two quarters of 2004 to recognize the reduction in benefit cost.
          Adjusted EBITDA as a percentage of revenue decreased to 13.4% in the six months ended June 30, 2005, from 13.9% in the same period of the prior year. The decrease in adjusted EBITDA as a percentage of revenue was primarily due to the decrease in advertising generated revenue, and increased publishing and cable operating expenses, partially offset by the continued rollout of high margin advanced cable products, the increase in cable service charges and the decrease in corporate general and administrative expenses . Net loss as a percentage of revenue was 3.1% for the six months ended June 30, 2005, as compared to net loss as a percentage of revenue at June 30, 2004 of 0.6%. This is primarily due to the unfavorable variance on the change in fair value of interest rate swaps and the increase in interest expense, partially offset by income recognized associated with the death benefit discussed above.

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
          Net cash provided by operating activities was $16.1 million and $26.4 million for the six months ended June 30, 2005 and June 30, 2004, respectively. The net cash provided by operating activities is determined by adding back depreciation and amortization, and adjusting for other non-cash items. Net cash provided by operating activities for the six months ended June 30, 2005 reflects the above discussed increase in net loss as compared to the prior year as well as other changes to working capital, such as an increase in publishing newsprint inventory to rebuild abnormally low balances at the end of 2004 and a decrease in the workers’ compensation liability at the Post-Gazette due to improvements in claim management and a decrease in the average dollar value associated with outstanding claims. Cash used in investing activities was $18.6 million and $21.9 million for the six months ended June 30, 2005 and June 30, 2004, respectively. The decrease in 2005 investing activities is due to the decrease in capital expenditures discussed below.
          Our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facility. We made capital expenditures of $18.9 million and $24.6 million, including capital leases, for the six months ended June 30, 2005 and June 30, 2004, respectively. Capital expenditures in 2005 were used primarily for the continued rollout of advanced cable services, the final stages of the Pittsburgh Post-Gazette facility upgrade, and expenditures necessary for full digital conversions of our broadcast stations. Capital expenditures in 2004 were used primarily in the rebuild of the Erie County Cable system, the Pittsburgh Post-Gazette facility upgrade, and the maintenance of other operating assets. We expect to make capital expenditures of $20.5 million in the last half of 2005. These include the continued rollout of advanced cable services and various other improvements to our operations.
          Financing activities provided $3.3 million of cash for the six months ended June 30, 2005, compared to $915,000 of cash used in financing activities from the same period of the prior year. The financing activities provided in the first six months of 2005 include a $5.0 million borrowing on the short-term revolver. At June 30, 2005, the balances outstanding and available under our senior credit facilities and subordinated notes were $263.8 million and $61.6 million, respectively, and the average interest rate on the balance outstanding was 8.5%. At June 30, 2005, our covenants on our senior credit facilities would allow additional borrowing of $52.6 million based on our twelve month trailing EBITDA of $63.4 million. At June 30, 2004, the balances outstanding and available under our senior credit facility and senior notes were $264.9 million and $70.9 million, respectively, and the average interest rate on the balance outstanding was 6.9%. The increase in the effective interest rate, partially offset by the slight decrease in the amount outstanding, generated an overall increase in interest expense of $2.6 million, or 26.9%.
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
Quantitative and Qualitative Disclosure About Market Risk
          Our senior credit facilities bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we have entered into interest-rate swaps. As of June 30, 2005, our interest rate swap agreements expire in varying amounts through February 2008.
          The fair value of $88.8 million of our long-term debt approximates its carrying value as it bears interest at floating rates. As of June 30, 2005, the estimated fair value of our interest rate swap agreements was a liability of $1.6 million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. This is reflected in our financial statements as other long-term obligations. Changes in the fair value of derivative financial instruments are recognized either in income or as an adjustment to the carrying value of the underlying debt depending on whether the derivative financial instruments qualify for hedge accounting. At June 30, 2005, we had $175.0 million outstanding on our 9 1/4% senior subordinated notes, with a carrying value of $176.2 million, as adjusted for the fair value hedge.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          As of June 30, 2005, we had entered into variable-to-fixed interest-rate swaps consisting of $85.0 million relating to our revolving credit and term loan agreements. In addition, we had entered into interest rate swap agreements that have the economic effect of substantially offsetting the $85.0 million. During the first quarter of 2005, we terminated several swap contracts related to the $175 million in senior subordinated notes and received a cash payment of $1.5 million. The terminated swaps include two contracts that had previously been accounted for as fair value hedges. In accordance with the guidance of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the adjustments to the fair value of the hedge were recorded with an offset to the fair value of the underlying debt. Upon termination of these contracts, the remaining fair value adjustment of the subordinated notes will be amortized as interest expense using the effective interest rate method over the remaining life of the notes. In the event of an increase in market interest rates, the change in interest expense would be dependent upon the weighted average outstanding borrowings and derivative instruments in effect during the reporting period following the increase. Based on our outstanding borrowings and interest rate swap agreements as of June 30, 2005, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our interest expense for the following twelve month period by approximately $888,000.
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
          There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BLOCK COMMUNICATIONS, INC. (Registrant)
Date: August 12, 2005	By:	/s/ Allan Block
Allan Block
Chairman

Date: August 12, 2005	By:	/s/ Gary J. Blair
Gary J. Blair
Executive Vice President / Chief Financial Officer