Form 10-Q
period 2005-09-30
BLOCK COMMUNICATIONS INC
filed 2005-11-14
CIK 1177238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES☐ NO ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Voting Common Stock, (par value $.10)	Non-voting Common Stock, (par value $.10)
29,400 shares as of November 8, 2005	428,613 shares as of November 8, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Block Communications, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30	December 31
	2005	2004
	(unaudited)	(note 1)
Assets
Current assets:
Cash and cash equivalents	$7,700,554	$3,548,624
Receivables, less allowances for doubtful accounts and discounts of $3,309,000 and $3,840,000, respectively	45,020,157	49,100,824
Recoverable income taxes	8,166,741	7,331,215
Inventories	7,730,786	4,331,026
Prepaid expenses	3,767,103	5,867,479
Broadcast rights	4,821,312	7,203,065

Total current assets	77,206,653	77,382,233

Property, plant and equipment:
Land and land improvements	12,990,187	12,792,916
Buildings and leasehold improvements	46,674,879	46,668,444
Machinery and equipment	235,597,440	227,764,973
Cable television distribution systems and equipment	250,533,829	245,009,957
Security alarm and video systems installation costs	7,889,512	7,529,792
Construction in progress	8,497,223	1,730,462

	562,183,070	541,496,544
Less allowances for depreciation and amortization	324,733,195	289,719,855

	237,449,875	251,776,689

Other assets:
Goodwill	52,034,273	52,034,273
Other intangibles, net of accumulated amortization	27,647,792	28,270,099
Cash value of life insurance	14,245,423	29,955,235
Pension intangibles	9,472,626	9,472,626
Prepaid pension costs	2,902,022	2,902,022
Deferred financing costs	6,693,028	8,167,411
Broadcast rights, less current portion	4,741,365	2,058,756
Other	826,860	735,771

	118,563,389	133,596,193

	$433,219,917	$462,755,115

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	September 30	December 31
	2005	2004
	(unaudited)	(note 1)
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$9,587,509	$12,844,567
Salaries, wages and payroll taxes	13,473,794	13,670,056
Workers’ compensation and medical reserves	6,692,015	9,622,884
Other accrued liabilities	38,923,128	35,738,157
Current maturities of long-term debt	1,279,633	1,259,043

Total current liabilities	69,956,079	73,134,707

Long-term debt, less current maturities	250,629,012	264,084,074

Other long-term obligations	156,424,702	152,912,139

Minority interest	8,860,806	9,039,713

Stockholders’ equity (deficit):
5% Non-cumulative, non-voting Class A Stock, par value $100 a share (entitled in liquidation to $100 per share in priority over Common Stock)— 15,680 shares authorized; 12,620 shares issued and outstanding	1,262,000	1,262,000
Common Stock, par value $.10 a share:
Voting—29,400 shares authorized, issued and outstanding	2,940	2,940
Non-voting—588,000 shares authorized; 428,613 shares issued and outstanding	42,861	42,861
Accumulated other comprehensive loss	(30,325,304)	(30,404,234)
Additional paid-in capital	1,058,687	1,058,687
Retained deficit	(24,691,866)	(8,377,772)

	(52,650,682)	(36,415,518)

	$433,219,917	$462,755,115

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Block Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004

Revenue:
Publishing	$61,877,325	$62,524,229	$184,643,187	$187,828,820
Cable	32,068,599	30,068,737	95,126,351	90,103,595
Broadcasting	8,725,241	9,067,468	27,335,879	28,568,341
Other communications	5,142,103	4,980,553	15,286,139	15,149,522

	107,813,268	106,640,987	322,391,556	321,650,278

Expense:
Cost of revenue:
Publishing	47,736,454	46,938,902	140,097,311	137,643,950
Cable	23,587,776	21,469,225	69,084,312	64,485,536
Broadcasting	5,656,297	5,423,152	16,666,795	16,750,255
Other communications	2,282,415	2,371,076	7,285,018	7,086,912

	79,262,942	76,202,355	233,133,436	225,966,653

Selling, general & administrative expense:
Publishing	18,994,904	19,069,805	54,963,924	56,009,685
Cable	6,667,797	7,569,774	19,567,725	19,284,599
Broadcasting	3,207,515	3,360,219	10,003,091	9,826,661
Other communications	2,379,354	2,059,019	6,289,986	6,127,678
Corporate expenses	1,054,374	866,821	2,491,865	3,938,273

	32,303,944	32,925,638	93,316,591	95,186,896

	111,566,886	109,127,993	326,450,027	321,153,549

Operating income (loss)	(3,753,618)	(2,487,006)	(4,058,471)	496,729

Nonoperating income (expense):
Interest expense	(5,856,428)	(5,009,451)	(17,925,609)	(14,518,860)
Change in fair value of interest rate swaps	55,479	(1,904,609)	2,199,442	3,313,418
Gain on life insurance proceeds	—	—	2,857,959	—
Investment income	457,728	87,569	1,145,191	249,913

	(5,343,221)	(6,826,491)	(11,723,017)	(10,955,529)

Loss before income taxes and minority interest	(9,096,839)	(9,313,497)	(15,781,488)	(10,458,800)
Provision for income taxes	12,467	237,987	84,549	410,042

Loss before minority interest	(9,109,306)	(9,551,484)	(15,866,037)	(10,868,842)
Minority interest	142,446	80,876	178,907	114,426

Net loss	$(8,966,860)	$(9,470,608)	$(15,687,130)	$(10,754,416)

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Block Communications, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)

							Accumulated
			Common Stock				Other	Additional	Retained
	Class A Stock		Voting		Non-Voting		Comprehensive	Paid-in	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Capital	(Deficit)	Total

Balances at January 1, 2005	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(30,404,234)	$1,058,687	$(8,377,772)	$(36,415,518)

Net loss									(15,687,130)	(15,687,130)

Amortization of fair value of interest rate swaps at January 1, 2001							78,930			78,930

Total comprehensive loss										(15,608,200)

Cash dividends declared:
Class A stock—$2.50 per share									(31,550)	(31,550)
Common Stock:
Voting—$1.30 per share									(38,220)	(38,220)
Non-voting—$1.30 per share									(557,194)	(557,194)

									(626,964)	(626,964)

Balances at September 30, 2005	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(30,325,304)	$1,058,687	$(24,691,866)	$(52,650,682)

Balances at January 1, 2004	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(29,303,806)	$1,058,687	$(376,391)	$(27,313,709)

Net loss									(10,754,416)	(10,754,416)

Amortization of fair value of interest rate swaps at January 1, 2001 (net of deferred tax of $28,425)							50,505			50,505

Total comprehensive loss										(10,703,911)

Cash dividends declared:
Class A stock—$2.50 per share									(31,550)	(31,550)
Common Stock:
Voting—$1.15 per share									(33,810)	(33,810)
Non-voting—$1.15 per share									(492,905)	(492,905)

									(558,265)	(558,265)

Balances at September 30, 2004	12,620	$1,262,000	29,400	$2,940	428,613	$42,861	$(29,253,301)	$1,058,687	$(11,689,072)	$(38,575,885)

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Block Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
	2005	2004

Operating activities
Net loss	$(15,687,130)	$(10,754,416)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	39,995,545	36,788,149
Amortization of intangibles and deferred charges	1,776,062	2,158,868
Amortization of broadcast rights	4,554,086	4,724,655
Payments for broadcast rights	(4,930,969)	(4,810,313)
Deferred income taxes	—	(28,425)
Provision for bad debts	3,088,607	2,924,837
Minority interest	(178,907)	(114,426)
Change in fair value of interest rate swaps	(2,199,442)	(3,313,418)
Gain on life insurance proceeds	(2,857,959)	—
Loss on disposal of property and equipment	973,795	1,908,151
Changes in operating assets and liabilities:
Receivables	992,060	(250,487)
Inventories	(3,399,760)	407,314
Prepaid expenses	2,100,376	2,348,761
Accounts payable	(3,257,058)	(4,027,112)
Salaries, wages, payroll taxes and other accrued liabilities	98,016	3,892,129
Other assets	(413,160)	4,112,840
Postretirement benefits and other long-term obligations	2,489,607	892,763

Net cash provided by operating activities	23,143,769	36,859,870

Investing activities
Additions to property, plant and equipment	(26,839,016)	(36,540,961)
Cash received on swap contracts	1,460,000	3,044,000
Life insurance proceeds received	21,161,833	541,230
Change in cash value of life insurance	(2,594,062)	(2,294,133)
Proceeds from disposal of property and equipment	171,490	81,969

Net cash used in investing activities	(6,639,755)	(35,167,895)

Financing activities
Payments on term loan	(10,631,350)	(5,762,500)
Net borrowings on revolver	(782,743)	—
Cash dividends paid	(626,964)	(558,265)
Payments on capital leases	(311,027)	(281,864)

Net cash provided by used in financing activities	(12,352,084)	(6,602,629)

Increase (decrease) in cash and cash equivalents	4,151,930	(4,910,654)
Cash and cash equivalents at beginning of period	3,548,624	11,461,283

Cash and cash equivalents at end of period	$7,700,554	$6,550,629

See accompanying notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLOCK COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Block Communications, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the December 31, 2004 audited consolidated financial statements and footnotes thereto.
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
NOTE 2—RETIREMENT AND PENSION PLANS
The Company and certain subsidiaries have several defined benefit pension plans covering substantially all active and retired employees. Benefits are generally based on compensation and length of service. The components of net periodic pension cost are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Service cost	$1,085,984	$1,298,927	$3,257,951	$3,896,780
Interest cost	3,708,926	3,708,846	11,126,779	11,126,539
Expected return on plan assets	(3,729,644)	(3,733,503)	(11,188,932)	(11,200,508)
Amortization of prior service cost	433,990	436,435	1,301,969	1,309,304
Actuarial loss recognized	851,395	608,122	2,554,185	1,824,367

	$2,350,651	$2,318,827	$7,051,952	$6,956,482

The assumptions used in the determination of 2005 net periodic pension cost include a discount rate of 6.00%, expected return on plan assets of 8.18%, and a rate of compensation increase of 4.34%, all calculated on a weighted average basis.
The Company has contributed $8,379,000 to these defined benefit pension plans during the nine months ended September 30, 2005 and estimates that total 2005 contributions to these plans will be approximately $9,500,000. Various factors, such

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
as changes in liquidity, investment performance and shifts worked, may cause actual contributions to differ from this estimate.
NOTE 3—POST-RETIREMENT BENEFITS OTHER THAN PENSIONS
The Company and certain subsidiaries provide access to health care benefits for certain retired employees. The components of non-pension post-retirement benefit cost are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Service cost	$666,500	$590,000	$1,999,500	$1,770,000
Interest cost	1,504,250	1,350,500	4,512,750	4,051,500
Amortization of prior service cost	(333,250)	(250,000)	(999,750)	(750,000)
Actuarial loss recognized	442,000	146,000	1,326,000	438,000

	$2,279,500	$1,836,500	$6,838,500	$3,673,000

The 2005 non-pension post-retirement benefit cost reflects an assumed discount rate of 6.00%.
The Company has contributed $3,209,000 to these post-retirement benefit plans during the nine months ended September 30, 2005 and estimates that total 2005 contributions to these plans will be approximately $4,500,000. As contributions are based on claims paid by the plans, actual experience may differ from this estimate.
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
Subsequent to September 30, 2005, the Company has amended the provisions of its post-retirement medical plan to eliminate the eligibility of a certain portion of the active non-union population that may have been eligible for retiree medical benefits under the previous plan and reduce benefits for certain non-union participants. The effect of this change on our net periodic non-pension post-retirement benefit expense for the fourth quarter 2005 and fiscal year 2006 has not yet been valued.
NOTE 4—LONG-TERM DEBT
Long-term debt consists of the following:

	September 30,	December 31,
	2005	2004

Subordinated notes	$175,000,000	$175,000,000
Fair value adjustment of subordinated notes	1,166,840	2,876,193

Subordinated notes, as adjusted	176,166,840	177,876,193

Senior term loans	73,547,650	84,179,000
Revolver	—	782,743
Capital leases	2,194,155	2,505,181

	251,908,645	265,343,117
Current maturities	1,279,633	1,259,043

	$250,629,012	$264,084,074

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTE 4—LONG-TERM DEBT (Continued)
The Company is exposed to market risk arising from changes in interest rates and therefore participates in interest-rate swap contracts as it deems necessary to minimize interest expense while stabilizing cash flows. At September 30, 2005, the Company participates in five interest–rate swap contracts relating to its long-term debt. During the first quarter of 2005, the Company terminated several interest-rate swap contracts in exchange for cash received of $1,460,000. The terminated swaps include two contracts that had previously been accounted for as fair value hedges. In accordance with the guidance of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the adjustments to the fair value of the hedge were recorded with an offset to the fair value of the underlying debt. Upon termination of these contracts, the remaining fair value adjustment of the subordinated notes will be amortized as interest expense using the effective interest rate method over the remaining life of the notes.
The remaining contracts either do not qualify for hedge accounting or the Company has not elected to implement hedge accounting. Accordingly, the Company has recognized a derivative valuation gain of $55,000 for the three months ended September 30, 2005 and a loss of $1.9 million for the same period of the prior year. The Company recognized derivative valuation gains of $2.2 million and $3.3 million for the nine-month periods ended September 30, 2005 and 2004, respectively.
We are currently in compliance with all of our debt covenants. However, absent a rebound in advertising revenues or progress in labor negotiations in the publishing segment, the Company will likely not be able to maintain compliance with these covenants in 2006. The actual impact of non-compliance cannot be predicted with certainty, as it would be dependent upon our financial condition as well as the condition of financial markets at that time. We are currently negotiating a refinancing of our senior and subordinated debt.
NOTE 5—OTHER LONG-TERM OBLIGATIONS
Other long-term obligations consist of the following:

	September 30,	December 31,
	2005	2004

Other postretirement benefits	$92,340,307	$88,722,000
Pension liabilities	47,900,225	49,207,229
Deferred compensation obligations	9,082,019	8,783,418
Broadcast rights payable	4,049,851	3,731,715
Other	3,052,300	2,467,777

	$156,424,702	$152,912,139

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
During the nine-months ended September 30, 2005, the Company has recognized interest income of $734,000 relating to a federal income tax receivable from tax year 2001. This amount has been recognized based on the progressing status of the Internal Revenue Service audit of that year and the related refund claim.

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
The portion of shares that the Estate may redeem is limited to the amount of the estate tax liability and administrative expenses, which have not yet been estimated. In addition, 100% of the common stock of the Company is held by the Block family and is not publicly traded; therefore, fair values of the stock are not readily available. Due to these circumstances, the Company is unable at this time to quantify the number and value of shares of common stock that may be redeemable by the Estate. In accordance with the guidance of SFAS No. 5, Accounting for Contigencies and EITF D-98, Classification and Measurement of Redeemable Securities, all shares will be classified as permanent equity until such estimates are available. When these values are estimable, the reclassification to recognize the stock redemption liability will have a negative impact on our recorded shareholders’ deficit.
In anticipation of this obligation, the Company held a substantial amount of life insurance on the deceased. During the nine months ended September 30, 2005 the Company received $21.2 million of life insurance proceeds and recorded a non-operating gain of $2.9 million to recognize the amount of expected proceeds in excess of the recorded cash surrender value of the life insurance policies. During the first six months of 2005, the Company recognized an operating gain of $691,000 for the increase in cash surrender value in excess of the premiums paid on these policies. The Company believes that the proceeds from these policies will be sufficient to meet the cash requirements of the redemption obligation.
NOTE 8—BUSINESS SEGMENT INFORMATION
The Company has three reportable segments—cable, publishing and broadcasting. The cable segment includes two cablevision companies located in Ohio. The publishing segment operates two daily newspapers, located in Ohio and Pennsylvania. The broadcasting segment has five television stations, located in primarily in the Midwest. The “Other” category includes non-reportable segments and corporate items. The non-reportable segments provide services such as commercial telephony, and security system sales and monitoring. The following table presents certain financial information for the three reportable segments and the other category.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTE 8—BUSINESS SEGMENT INFORMATION (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenues:
Publishing	$62,525,852	$63,939,713	$187,175,218	$191,211,040
Intersegment	(648,527)	(1,415,484)	(2,532,031)	(3,382,220)

External Publishing	61,877,325	62,524,229	184,643,187	187,828,820

Cable	32,242,726	30,134,126	95,446,717	90,241,104
Intersegment	(174,127)	(65,389)	(320,366)	(137,509)

External Cable	32,068,599	30,068,737	95,126,351	90,103,595

Broadcasting	8,725,241	9,067,468	27,335,879	28,568,341
Other	5,142,103	4,980,553	15,286,139	15,149,522

	$107,813,268	$106,640,987	$322,391,556	$321,650,278

Operating income (loss):
Publishing	$(4,391,724)	$(2,139,445)	$(8,233,522)	$(2,642,069)
Intersegment	(462,309)	(1,345,033)	(2,184,526)	(3,182,746)

Net Publishing	(4,854,033)	(3,484,478)	(10,418,048)	(5,824,815)

Cable	1,252,747	(314,494)	4,084,931	3,086,659
Intersegment	560,279	1,344,232	2,389,383	3,246,801

Net Cable	1,813,026	1,029,738	6,474,314	6,333,460

Broadcasting	(138,571)	284,097	665,993	1,991,425
Corporate expenses	(1,054,374)	(866,821)	(2,491,865)	(3,938,273)
Other	480,334	550,458	1,711,135	1,934,932

	(3,753,618)	(2,487,006)	(4,058,471)	496,729

Non-operating expense, net	(5,343,221)	(6,826,491)	(11,723,017)	(10,955,529)

Loss before income taxes and minority interest	$(9,096,839)	$(9,313,497)	$(15,781,488)	$(10,458,800)

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)
CONSOLIDATING CONDENSED BALANCE SHEET
September 30, 2005

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets:
Current assets	$17,238,931	$55,127,237	$3,427,979	$1,412,506	$77,206,653
Property, plant and equipment, net	21,699,299	212,522,250	4,057,038	(828,712)	237,449,875
Intangibles, net	3,867,752	55,924,924	19,690,900	198,489	79,682,065
Cash value of life insurance	14,245,423	—	—	—	14,245,423
Prepaid pension costs	—	2,902,022	—	—	2,902,022
Pension intangibles	1,675,480	7,797,146	—	—	9,472,626
Investments in subsidiaries	148,428,025	—	—	(148,428,025)	—
Other	(11,317,098)	22,774,824	803,527	—	12,261,253

	$195,837,812	$357,048,403	$27,979,444	$(147,645,742)	$433,219,917

Liabilities and stockholders’ equity (deficit):
Current liabilities	$19,454,715	$48,025,453	$1,066,329	$1,409,582	$69,956,079
Long-term debt	250,629,012	—	—	—	250,629,012
Other long-term obligations	220,274	230,996,815	803,507	(75,595,894)	156,424,702
Minority interest	—	—	—	8,860,806	8,860,806
Stockholders’ equity (deficit)	(74,466,189)	78,026,135	26,109,608	(82,320,236)	(52,650,682)

	$195,837,812	$357,048,403	$27,979,444	$(147,645,742)	$433,219,917

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Three Months Ended September 30, 2005

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$20,738,102	$87,623,100	$1,612,375	$(2,160,309)	$107,813,268
Expenses	22,084,864	89,729,907	2,058,454	(2,306,339)	111,566,886

Operating income (loss)	(1,346,762)	(2,106,807)	(446,079)	146,030	(3,753,618)
Nonoperating income (expense)	(5,356,198)	(1,447)	14,424	—	(5,343,221)

Income (loss) before income taxes and minority interest	(6,702,960)	(2,108,254)	(431,655)	146,030	(9,096,839)
Provision for income taxes	—	12,467	—	—	12,467

Income (loss) before minority interest	(6,702,960)	(2,120,721)	(431,655)	146,030	(9,109,306)
Minority interest	—	—	—	142,446	142,446

Net income (loss)	$(6,702,960)	$(2,120,721)	$(431,655)	$288,476	$(8,966,860)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Three Months Ended September 30, 2004

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$21,724,833	$86,868,628	$1,440,075	$(3,392,549)	$106,640,987
Expenses	21,689,830	89,124,153	1,687,181	(3,373,171)	109,127,993

Operating income (loss)	35,003	(2,255,525)	(247,106)	(19,378)	(2,487,006)
Nonoperating expense	(6,822,863)	(5,657)	(2,029)	—	(6,826,491)

Loss from continuing operations before income tax and minority interest	(6,787,860)	(1,261,182)	(245,077)	(19,378)	(9,313,497)
Provision (credit) for income taxes	(9,475)	247,462	—	—	237,987

Loss from continuing operations before minority interest	(6,778,835)	(2,508,644)	(245,077)	(19,378)	(9,551,484)
Minority interest	—	—	—	80,876	80,876

Net income (loss)	$(6,778,835)	$(2,508,644)	$(245,077)	$61,498	$(9,470,608)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2005

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$62,389,994	$261,921,400	$4,757,234	$(6,677,072)	$322,391,556
Expenses	65,116,386	263,204,118	5,330,796	(7,201,273)	326,450,027

Operating income (loss)	(2,726,392)	(1,282,718)	(573,562)	524,201	(4,058,471)
Nonoperating income (expense)	(11,755,283)	847	31,419	—	(11,723,017)

Income (loss) before income taxes and minority interest	(14,481,675)	(1,281,871)	(542,143)	524,201	(15,781,488)
Provision for income taxes	—	84,549	—	—	84,549

Income (loss) before minority interest	(14,481,675)	(1,366,420)	(542,143)	524,201	(15,866,037)
Minority interest	—	—	—	178,709	178,907

Net income (loss)	$(14,481,675)	$(1,366,420)	$(542,143)	$703,108	$(15,687,130)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2004

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Revenue	$63,451,078	$266,630,360	$4,737,053	$(13,168,213)	$321,650,278
Expenses	65,810,828	262,864,679	5,087,564	(12,609,522)	321,650,278

Operating income (loss)	(2,359,750)	3,765,681	(350,511)	(558,691)	496,729
Nonoperating income (expense)	(10,927,947)	(31,348)	3,766	—	(10,955,529)

Income (loss) from continuing operations before income tax and minority interest	(13,287,697)	3,734,333	(346,745)	(558,691)	(10,458,800)
Provision (credit) for income taxes	(28,425)	438,467	—	—	410,042

Income (loss) from continuing operations before minority interest	(13,259,272)	3,295,866	(346,745)	(558,691)	(10,868,842)
Minority interest	—	—	—	(114,426)	(114,426)

Net income (loss)	$(13,259,272)	$3,295,866	$(346,745)	$(444,265)	$(10,754,416)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2005

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(13,493,156)	$35,688,103	$425,609	$523,213	$23,143,769

Additions to property, plant and equipment	(2,237,937)	(23,676,498)	(400,380)	(524,201)	(26,839,016)
Life insurance proceeds received	21,161,833	—	—	—	21,161,833
Other investing activities	(1,091,232)	122,247	6,413	—	(962,572)

Net cash provide by (used in) investing activities	17,832,664	(23,554,251)	(393,967)	(524,201)	(6,639,755)

Payments on term loans	(10,631,350)	—	—	—	(10,631,350)
Net payments on revolver	(782,743)	—	—	—	(782,743)
Other financing activity	11,394,416	(12,333,395)	—	988	(937,991)

Net cash provided by (used in) financing Activities	(19,677)	(12,333,395)	—	988	(12,352,084)

Increase (decrease) in cash and equivalents	4,319,831	(199,543)	31,642	—	4,151,930
Cash and equivalents at beginning of period	2,020,814	(320,631)	1,848,441	—	3,548,624

Cash and equivalents at end of period	$6,340,645	$(520,174)	$1,880,083	$—	$7,700,554

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTE 9—SUPPLEMENTAL GUARANTOR INFORMATION (continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Nine months ended September 30, 2004

	Unconsolidated
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(6,204,537)	$42,738,317	$896,585	$(570,495)	$36,859,870

Additions to property, plant and equipment	(1,746,338)	(35,222,314)	(131,000)	558,691	(36,540,961)
Other investing activities	1,063,405	309,661	—	—	1,373,066

Net cash provided by (used in) investing activities	(682,933)	(34,912,653)	(131,000)	558,691	(35,167,895)

Payments on term loans	(5,762,500)	—	—	—	(5,762,500)
Other financing activity	7,701,111	(8,553,044)	—	11,804	(840,129)

Net cash provided by (used in) financing activities	1,938,611	(8,553,044)	—	11,804	(6,602,629)

Increase (decrease) in cash and equivalents	(4,948,859)	(727,380)	765,585	—	4,910,654
Cash and equivalents at beginning of period	10,828,912	89,752	542,619	—	11,461,283

Cash and equivalents at end of period	$5,880,053	$(637,628)	$1,308,204	$—	$6,550,629

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
Overview
     We are a privately held diversified media company with our primary operations in cable television, newspaper publishing and television broadcasting. Our Buckeye CableSystem provide cable television service to the greater Toledo, Ohio metropolitan area, including Michigan suburbs, and the Sandusky, Ohio area (Erie County). At December 31, 2004, we had approximately 146,000 subscribers. We publish two daily metropolitan newspapers, the Pittsburgh Post-Gazette in Pittsburgh, Pennsylvania, and The Blade in Toledo, Ohio, each of which is the leading publication in its market. The combined average daily and Sunday paid circulation of our two newspapers is approximately 383,200 and 590,200, respectively, as of December 31, 2004. We own and operate four television stations: two in Louisville, Kentucky, and one each in Boise, Idaho and Lima, Ohio; and we are a two-thirds owner of a television station in Decatur, Illinois. We also have other communication operations including a commercial telecom business and a home security business.
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
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and reflect practices appropriate to our businesses. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We base our estimates and judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources on historical experience and various other assumptions that we believe to be reasonable under the circumstances. We evaluate these estimates and judgments on a continual basis. Actual results may differ from these estimates and judgments. Management has discussed with our Executive Committee and Board of Directors the development, selection and disclosure of the critical accounting policies and estimates and the application of these policies and estimates.
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
     For the nine months ended September 30, 2005, we had revenues, operating loss, and a net loss of $322.4 million, $4.1 million, and $15.7 million, respectively. This represents an increase in revenues of $741,000 and a decrease in operating income of $4.6 million as compared to the nine months ended September 30, 2004. Advertising revenues continue to be soft due primarily to the economic conditions faced by our publishing and broadcasting companies.
     Set forth below are the operating results and a reconciliation of net income loss to adjusted EBITDA for the three- and nine-month periods ended September 30, 2005 and 2004.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Block Communications, Inc. and Subsidiaries
Results of Operations (unaudited)

	Three months ended September 30,
	2005		2004

Revenue:
Publishing	$61,877,325	57.4%	$62,524,229	58.6%
Cable	32,068,599	29.7	30,068,737	28.2
Broadcasting	8,725,241	8.1	9,067,468	8.5
Other communications	5,142,103	4.8	4,980,553	4.7

	107,813,268	100.0	106,640,987	100.0
Expense:
Cost of revenue:
Publishing	47,736,454	44.3	46,938,902	44.0
Cable	23,587,776	21.9	21,469,225	20.1
Broadcasting	5,656,297	5.2	5,423,152	5.1
Other communications	2,282,415	2.1	2,371,076	2.2

	79,262,942	73.5	76,202,355	71.5

Selling, general & administrative expense:
Publishing	18,994,904	17.6	19,069,805	17.9
Cable	6,667,797	6.2	7,569,774	7.1
Broadcasting	3,207,515	3.0	3,360,219	3.2
Other communications	2,379,354	2.2	2,059,019	1.9
Corporate expenses	1,054,374	1.0	866,821	0.8

	32,303,944	30.0	32,925,638	30.9

	111,566,886	103.5	109,127,993	102.3

Operating loss	(3,753,618)	-3.5	(2,487,006)	-2.3

Nonoperating income (expense):
Interest expense	(5,856,428)		(5,009,451)
Change in fair value of interest rate swaps	55,479		(1,904,609)
Investment income	457,728		87,569

	(5,343,221)		(6,826,491)

Loss before income taxes and minority interest	(9,096,839)		(9,313,497)
Provision for income taxes	12,467		237,987
Minority interest	142,446		80,876

Net loss	(8,966,860)		(9,470,608)

Add:
Interest expense	5,856,428		5,009,451
Provision for income taxes	12,467		237,987
Depreciation	13,413,341		11,743,661
Amortization of intangibles and deferred charges	437,852		669,103
Amortization of broadcast rights	1,547,668		1,640,092
Loss on disposal of property and equipment	228,957		1,644,008
Change in fair value of interest rate swaps	(55,479)		1,904,609

Less:
Payments on broadcast rights	(1,568,875)		(1,603,902)

Adjusted EBITDA	$10,905,499		$11,774,401

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Block Communications, Inc. and Subsidiaries
Results of Operations (unaudited)

	Nine months ended September 30,
	2005		2004

Revenue:
Publishing	$184,643,187	57.3%	$187,828,820	58.4%
Cable	95,126,351	29.5	90,103,595	28.0
Broadcasting	27,335,879	8.5	28,568,341	8.9
Other communications	15,286,139	4.7	15,149,522	4.7

	322,391,556	100.0	321,650,278	100.0

Expense:
Cost of revenue:
Publishing	140,097,311	43.5	137,643,950	42.8
Cable	69,084,312	21.4	64,485,536	20.0
Broadcasting	16,666,795	5.2	16,750,255	5.2
Other communications	7,285,018	2.3	7,086,912	2.2

	233,133,436	72.3	225,966,653	70.3

Selling, general & administrative expense:
Publishing	54,963,924	17.0	56,009,685	17.4
Cable	19,567,725	6.1	19,284,599	6.0
Broadcasting	10,003,091	3.1	9,826,661	3.1
Other communications	6,289,986	2.0	6,127,678	1.9
Corporate expenses	2,491,865	0.8	3,938,273	1.2

	93,316,591	28.9	95,186,896	29.6

	326,450,027	101.3	321,153,549	99.8

Operating income (loss)	(4,058,471)	-1.3	496,729	0.2

Nonoperating income (expense):
Interest expense	(17,925,609)		(14,518,860)
Change in fair value of interest rate swaps	2,199,442		3,313,418

Gain on life insurance proceeds	2,857,959		—
Investment income	1,145,191		249,913

	(11,723,017)		(10,955,529)

Loss before income taxes and minority interest	(15,781,488)		(10,458,800)
Provision for income taxes	84,549		410,042
Minority interest	178,907		114,426

Net loss	(15,687,130)		(10,754,416)

Add:
Interest expense	17,925,609		14,518,860
Provision for income taxes	84,549		410,042
Depreciation	39,995,545		36,788,149
Amortization of intangibles and deferred charges	1,776,062		2,158,868
Amortization of broadcast rights	4,554,086		4,724,655
Loss on disposal of property and equipment	973,795		1,908,151
Change in fair value of interest rate swaps	(2,199,442)		(3,313,418)
Less:
Gain on life insurance proceeds	(2,857,959)		—
Payments on broadcast rights	(4,930,969)		(4,810,313)

Adjusted EBITDA	$39,634,146		$41,630,578

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Set forth below is a reconciliation of net income (loss) to adjusted EBITDA by operating segment for the three- and nine-month periods ended September 30, 2005 and 2004.
Block Communications, Inc. and Subsidiaries
Reconciliation of Net Income to Adjusted EBITDA by Segment

	Publishing	Cable	Broadcasting	Other	Corporate	Consolidated

	Three months ended September 30, 2005

Net income (loss)	$(4,891,526)	$1,813,334	$18,299	$467,867	$(6,374,834)	$(8,966,860)
Adjustments to net income (loss):
Interest expense	37,507	—	—	—	5,818,921	5,856,428
Provision for income taxes	—	—	—	12,467	—	12,467
Depreciation	2,619,817	8,876,448	762,562	1,154,514	—	13,413,341
Amortization of intangibles and deferred charges	(142,108)	184,890	4,234	—	390,836	437,852
Amortization of broadcast rights	—	73,668	1,474,000	—	—	1,547,668
Film payments	—	(69,420)	(1,499,455)	—	—	(1,568,875)
(Gain) loss on disposal of assets	60,049	167,301	(69)	1,676	—	228,957
Change in fair value of derivatives	—	—	—	—	(55,479)	(55,479)

Adjusted EBITDA	$(2,316,261)	$11,046,221	$759,571	$1,636,524	$(220,556)	$10,905,499

	Three months ended September 30, 2004

Net income (loss)	$(3,728,166)	$1,030,256	$369,711	$497,095	$(7,639,504)	$(9,470,608)
Adjustments to net income (loss):
Interest expense	49,604	—	—	—	4,959,847	5,009,451
Provision (credit) for income taxes	194,099	—	—	53,363	(9,475)	237,987
Depreciation	2,514,750	7,648,904	560,593	1,019,414	—	11,743,661
Amortization of intangibles and deferred charges	89,143	184,890	4,234	—	390,836	669,103
Amortization of broadcast rights	—	60,913	1,579,179	—	—	1,640,092
Film payments	—	(58,791)	(1,545,111)	—	—	(1,603,902)
(Gain) loss on disposal of assets	(125)	1,566,209	83,275	(5,351)	—	1,644,008
Change in fair value of derivatives	—	—	—	—	1,904,609	1,904,609

Adjusted EBITDA	$(880,695)	$10,432,381	$1,051,881	$1,564,521	$(393,687)	$11,774,401

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Publishing	Cable	Broadcasting	Other	Corporate	Consolidated

	Nine months ended September 30, 2005
Net income (loss)	$(10,535,245)	$6,480,356	$834,354	$1,668,551	$(14,135,146)	$(15,687,130)
Adjustments to net income (loss):
Interest expense	117,226	—	—	—	17,808,383	17,925,609
Provision for income taxes	—	—	41,965	42,584	—	84,549
Depreciation	8,078,589	26,371,420	2,010,443	3,535,093	—	39,995,545
Amortization of intangibles and deferred charges	36,178	554,672	12,704	—	1,172,508	1,776,062
Amortization of broadcast rights	—	202,788	4,351,298	—	—	4,554,086
Film payments	—	(203,158)	(4,727,811)	—	—	(4,930,969)
(Gain) loss on disposal of assets	43,489	922,300	(7,332)	15,338	—	973,795
Gain on life insurance proceeds	—	—	—	—	(2,857,959)	(2,857,959)
Change in fair value of derivatives	—	—	—	—	(2,199,442)	(2,199,442)

Adjusted EBITDA	$(2,259,763)	$34,328,378	$2,515,621	$5,261,566	$(211,656)	$39,634,146

	Nine months ended September 30, 2004

Net income (loss)	$(6,372,426)	$6,335,520	$2,110,326	$1,881,569	$(14,709,405)	$(10,754,416)
Adjustments to net income (loss):
Interest expense	164,805	—	—	—	14,354,055	14,518,860
Provision (credit) for income taxes	383,104	—	2,000	53,363	(28,425)	410,042
Depreciation	7,332,645	24,378,313	1,928,218	3,148,973	—	36,788,149
Amortization of intangibles and deferred charges	267,429	554,672	12,704	—	1,324,063	2,158,868
Amortization of broadcast rights	—	180,773	4,543,882	—	—	4,724,655
Film payments	—	(173,162)	(4,637,151)	—	—	(4,810,313)
(Gain) loss on disposal of assets	(9,625)	1,837,508	86,438	(6,170)	—	1,908,151
Change in fair value of derivatives	—	—	—	—	(3,313,418)	(3,313,418)

Adjusted EBITDA	$1,765,932	$33,113,624	$4,046,417	$5,077,735	$(2,373,130)	$41,630,578

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
     When we present adjusted EBITDA for our business segments, we exclude certain expenses consisting primarily of corporate general and administrative expenses that have not been allocated to individual segments. Corporate general and administrative expenses were $1.1 million and $867,000 for the three-month periods ending September 30, 2005 and 2004, respectively, and $2.5 million and $3.9 million for the nine-month periods ending September 30, 2005 and 2004, respectively.
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

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     As stated above, we have calculated adjusted EBITDA in accordance with the definition set forth in the senior debt agreement dated May 15, 2002, as amended. This agreement governs all of our senior credit facilities, which represent 29% of our debt outstanding at September 30, 2005, and includes certain key financial covenants. The covenants provide, among other things, restrictions on total and senior leverage, minimum required amounts of adjusted EBITDA, and limits on capital expenditures. Specific covenants include consolidated total and senior leverage ratios which are defined as the ratio of consolidated total or senior funded indebtedness to consolidated adjusted EBITDA. As of September 30, 2005, the maximum allowable consolidated total and senior leverage ratios were 5.00 to 1.00 and 2.25 to 1.00, respectively. The maximum allowable consolidated total leverage ratio decreases to 4.75 to 1.00 at March 31, 2006, and the maximum allowable consolidated senior leverage ratio decreases to 2.00 to 1.00 at September 30, 2006. Other material covenants include interest coverage ratio and consolidated coverage ratio. Interest coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated interest charges. As of September 30, 2005, the minimum allowable interest coverage ratio was 2.25 to 1.00, increasing to 2.50 to 1.00 at December 31, 2005. Consolidated coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated debt service. Consolidated debt service includes interest payments and scheduled principal payments. The minimum allowable consolidated coverage ratio is 2.25 to 1.00, remaining at that level through September 30, 2007.
     We are currently in compliance with all of our debt covenants. At September 30, 2005, our total leverage ratio is 4.24 to 1.00, senior leverage ratio is 1.44 to 1.00, interest coverage is 2.67 to 1.00, and our consolidated coverage ratio is 2.54 to 1.00. However, absent a rebound in advertising revenues or progress in labor negotiations in the publishing segment, the Company will likely not be able to maintain compliance with these covenants in 2006.
     Non-compliance with any of these covenants could have a significant impact on our liquidity. We would be required to either amend our existing senior debt agreement or refinance all or a portion of our senior credit facilities. The actual impact of non-compliance can not be predicted with certainty, as it would be dependent upon our financial condition as well as the condition of financial markets at that time. We are currently negotiating a refinancing of our senior and subordinated debt.
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
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Revenues
     Total revenue for the three-month period ended September 30, 2005 was $107.8 million, an increase of $1.2 million or 1.1%, as compared to the same period of the prior year. This increase was attributable to revenue growth in the cable and other communications segments, partially offset by declines in the publishing and broadcasting operations. Our advertising based companies continue to be challenged by lagging economic conditions in our Great Lakes/ Midwest markets.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Cable Television. Cable revenue for the quarter was $32.1 million, an increase of $2.0 million, or 6.7%, as compared to the same period of 2004. The increase in cable revenue was principally the result of an increase of $5.79, to $73.60, in the average monthly revenue per basic subscriber, based on the average number of subscribers throughout the quarter. An increase in the monthly basic cable service charge and continued rollout of new services drove the increase in average monthly revenue per subscriber. Average monthly high-speed data revenue per customer of $38.81 decreased $4.16 as compared to the third quarter of 2004. The decrease in high-speed data average revenues resulted from growth in the lower-speed, lower-priced tier due to a promotion bundling this service with video service and our new residential telephone service. For the quarter ended September 30, 2005, average monthly digital revenue per home was $18.53, an increase of $3.75 as compared to the same period of the prior year. The increase in average digital revenue per home resulted from an increase in the monthly digital cable service charge, increases in Video on Demand (VOD) purchases due to greater market awareness, and a greater number of high-definition converters and DVR converters deployed during the third quarter of 2005, partially offset by packaging discounts and promotional offers. Paid VOD purchases grew over 130% as compared to the third quarter of 2004. The increasingly competitive environment, primarily in the Toledo market, drove the continuation of discounts and promotional offers throughout the third quarter of 2005.
     Buckeye TEL, our residential telephone service, was launched during the first quarter of 2005. During the three months ending September 30, 2005, our residential telephone service provided $496,000 of additional cable revenue.
     Revenue generating units increased in the high-speed data, digital and voice categories during the three month period ended September 30, 2005. The net increase in high-speed data subscribers totaled 5,818 and the net increase in digital homes totaled 1,661 during the quarter. This resulted in 48,387 high-speed data customers and 54,965 digital homes as of September 30, 2005. Growth in these categories was driven by the package discounts available on these services when combined with our Buckeye TEL residential service. Basic subscribers at the end of the period totaled 144,910, a decrease of 668, or 0.5%, in basic subscribers in the third quarter of 2005. This is attributable to an increasing number of disconnects due to economic conditions, and continuing competition. As of September 30, 2005, we had 6,956 Buckeye TEL subscribers, an increase of 4,061 for the quarter.
     Newspaper Publishing. Publishing revenue for the quarter was $61.9 million, a decrease of $647,000, or 1.0%, as compared to the third quarter of 2004. The decrease consisted of a $815,000, or 1.6%, decrease in advertising revenue due primarily to a decrease in national advertising of $1.4 million, or 20.0%, partially offset by growth in retail, classified and internet advertising of $155,000, $20,000, and $308,000, respectively. Other advertising, net of trade expense, increased $111,000. Circulation revenue decreased $371,000, or 3.1%, as compared to the same period of 2004, primarily due to a decrease in both daily and Sunday circulation compounded by declining average earned rates per copy. The variance in circulation rates is the result of increased discounting during the third quarter of 2005 as compared to the third quarter of 2004. Other revenue, which includes third party and total market delivery, increased $539,000 compared to the same period of 2004 due to $603,000 in sales of commemorative Pittsburgh Steelers medallions for the 2005-2006 football season.
     Television Broadcasting. Broadcasting revenue for the quarter was $8.7 million, a decrease of $342,000, or 3.8%, as compared to the three months ended September 30, 2004. The decrease in broadcasting revenue was due to decreases in national and political advertising of $153,000, or 4.9%, and $591,000, or 97.0%, respectively, partially offset by an increase in combined local and regional advertising revenue of 350,000, or 5.4%, and a decrease in agency commissions of $103,000. Other income decreased $50,000 as compared to the third quarter of 2004 due to decreases in production revenue and barter sales, partially offset by growth in satellite retransmission fees.
     Other Communications. Other communications revenue for the quarter was $5.1 million, an increase of $162,000, or 3.2%, as compared to the same period of the prior year. Telecom revenue for the quarter was $4.5 million, an increase of $100,000, due primarily to an increase in competitive access and local exchange/switched service revenue of $166,000, attributable to the net addition of 188 commercial telecom customers, representing a 24.6% increase in the customer base since the third quarter of 2004. Carrier access billings increased $36,000, or 34.7%. These increases were partially offset by a decrease in long-distance revenue of $99,000. Revenue from the home security business grew $59,000, or 9.9%, due to an increase in system sales as compared to the third quarter of 2004, as well as an increase in monitoring rates.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses
     Operating expenses for the quarter were $111.6 million, an increase of $2.4 million, or 2.2%, as compared to the third quarter of 2004. The increase in operating expense was attributable to increased expenses in all operating segments.
     Cable Television. Cable cost of revenue was $23.6 million, an increase of $2.1 million, or 9.9%, as compared to the same period of the prior year. The increase was due to a $1.2 million, or 16.1% increase in depreciation expense driven by continued rollout of advanced services, the 2004 completion of the rebuild of the Erie County portion of our cable system, and capital investments supporting the launch of Buckeye TEL, our residential phone service. Basic programming expenses increased $334,000, or 4.2%. Cable modem associated expenses increased $89,000, or 11.3% and programming expenses for the digital tier increased $254,000, or 36.9%. Also, video on demand expense increased $90,000 due to the increases in VOD purchases. These increases were partially offset by decreases in pay and pay-per-view programming expense of $236,000, or 20.1%, partially due to the shift to VOD. Programming and trade expense related to our WB affiliate increased $89,000. Technical and network operation and third-party expenses increased $188,000 and $138,000, respectively, primarily due to the launch of Buckeye TEL during the first quarter of 2005.
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
     Selling, general & administrative expense was $6.7 million, a decrease of $902,000, or 11.9%. General and administrative expenses decreased $1.2 million or 21.4%, due to a decrease in the recognized loss on disposal of assets of $1.4 million reflecting a prior year retirement and disposal of analog converters, as well as savings in personal property tax resulting from a change in the Ohio tax law. Partially offsetting these savings were increased administrative expenses due to the launch of residential telephone service totaling $97,000. Marketing and advertising expense increased $160,000, or 16.7%, also partly due to the launch of residential telephone service during the first quarter of 2005. Furthermore, customer service expense increased $125,000 because of Buckeye TEL.
     Newspaper Publishing. Publishing cost of revenue was $47.7 million, an increase of $798,000, or 1.7%, as compared to the three months ended September 30, 2004. The increase was partially due to a $402,000, or 4.8%, increase in the cost of newsprint and ink, resulting from a weighted-average price per ton increase of $52.78, or 9.9%, partially offset by an 8.4% decrease in consumption from the same period of the prior year. Cost of revenue further increased due to increases in circulation and advertising sales expense of $332,000 and $322,000, respectively. Circulation expenses increased due to improved customer service, increased solicitation efforts, and a general focus on reducing churn through improving the quality of subscription orders and increased reselling efforts. Also included in cost of revenue is $502,000 of product cost for commemorative Pittsburgh Steelers medallions. These increases were partially offset by a decrease in production costs of $617,000, largely due to savings realized from the plant improvement project at the Post-Gazette. Depreciation and amortization expense decreased $126,000 due to the reduction in amortization expense for certain fully-amortized intangibles.
     Selling, general and administrative expense was $19.0 million, a decrease of $75,000, or 0.4%, primarily due to savings in the Post-Gazette’s workers’ compensation costs of $1.5 million, as compared to the third quarter of 2004. Workers’ compensation expense decreased as compared to the same period of the prior year due to improvements in overall claim management and a decrease in the average dollar value associated with outstanding claims. This savings was offset by increases in the Post-Gazette’s health insurance, other post-employment benefits, administrative payroll and other benefit costs, and bad debt expense of $564,000, $427,000, $356,000, and $71,000, respectively. Other administrative cost increases include a $58,000 increase in software license and maintenance costs and a $75,000 increase in consulting and outside services. The Blade’s general and administrative costs decreased primarily due to savings in workers’ compensation costs of $248,000, partially offset by increases in other employee benefit costs totaling $97,000.
     Television Broadcasting. Broadcasting cost of revenue was $5.7 million, an increase of $233,000, or 4.3%, from the same period of the prior year, primarily due to increases in engineering, news department and depreciation expense of $221,000, $83,000, and $202,000, respectively. These increases were partially offset by savings in programming, production, and broadcasting film amortization expense of $136,000, $52,000, and $105,000, respectively.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Selling, general and administrative expense was $3.2 million, a decrease of $153,000, or 4.5%, due to a $288,000, or 13.1% decrease in general administrative expenses attributable to savings in employee benefit costs. These cost savings were partially offset by an increase in selling and promotion expenses of $135,000, or 11.7% primarily due to compensation costs and outside production services.
     Other Communications. Other communications cost of revenue was $2.3 million, a decrease of $89,000, or 3.7%, from the same period of 2004. Telecom cost of revenue decreased $58,000, or 3.1%, primarily due to savings in technical expense and long distance product costs of $82,000 and $72,000, respectively, partially offset by an increase of $87,000 in depreciation expense as compared to the same period of 2004. Home security alarm system sales and monitoring cost of revenue decreased $59,000 due to inventory write-downs in the third quarter of 2004. Metro Fiber & Cable Construction Inc., which typically performs services solely for our cable companies, incurred external expenses during the third quarter of 2005 totaling $29,000.
     Selling, general and administrative expense was $2.4 million, an increase of $320,000, or 15.6%. Telecom selling, general and administrative expense increased $326,000, or 18.9%, primarily due to an additional Universal Service Fund surcharge generated by the revocation of a previously granted credit. Selling, general and administrative expenses for our residential security business decreased $6,000, or 1.9%.
Operating Loss
     Operating loss increased $1.3 million, to $3.8 million, as compared to the three months ended September 30, 2004.
     Cable operating income increased $783,000, or 76.1%, due to revenue growth generated from rate increases and rollout of new services and a decrease in the loss recognized on disposal of assets, partially offset by increases in depreciation expense, programming expenses, and technical and administrative expenses related to the launch of residential telephone service.
     Publishing operating loss increased $1.4 million, or 39.3%, primarily due to continued decreases in advertising and circulation revenues. The increase in operating loss is also attributable to increased newsprint and certain departmental expenses.
     Broadcasting operating loss increased $423,000, or 148.8%, due to decreases in advertising revenue, primarily national and political advertising, combined with engineering and depreciation expense increases.
     Other communications operating income decreased $70,000, or 12.7%, due to a non-recurring credit reversal of Universal Service Fund charges, partially offset by revenue growth.
     Operating loss attributable to corporate expenses increased $188,000, or 21.6%, due to increases in legal and professional fees as well as employee benefit costs.
Non-operating Income or Expense
     Our non-operating income and expense consist of interest expense, investment income, change in fair value of interest rate swaps, and any non-recurring items that are not directly related to our primary operations. Net non-operating expense decreased $1.5 million, or 21.7%, as compared to the three months ended September 30, 2004. Interest expense increased $847,000, or 16.9%, due primarily to an increase in the effective interest rate. The expense attributable to the change in the fair value of our non-hedge interest rate swaps decreased $2.0 million as compared to 2004 due to the specific swaps in effect during the two periods and changes in the interest rate environment. Investment income increased $370,000 due primarily to interest earned on cash held during the quarter, appreciation recognized on trading securities, and $134,000 of interest income recorded relating to a federal income tax receivable. This amount has been recognized based on the progressing status of the Internal Revenue Service audit of the 2001 tax year and the related refund claim.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net Loss
     For the three months ended September 30, 2005, the company reported a net loss of $9.0 million, compared to a net loss of $9.5 million reported for the same period of the prior year. This decrease in net loss is primarily due a favorable variance of $2.0 million on the change in fair value of interest-rate swaps, and an increase in investment income of $370,000. The provision for income taxes also decreased $226,000 compared to the same quarter of the previous year. These savings were partially offset by an increase in our operating loss of $1.3 million and an increase of $847,000 in interest expense.
Depreciation and Amortization
     Depreciation and amortization increased $1.4 million, or 11.6%, as compared to the same period of the prior year. The increase was primarily due to an increase in cable operations depreciation expense of $1.2 million resulting from the continued rollout of advanced services, the 2004 completion of the rebuild of the Erie County portion of our cable system, and capital investments supporting the launch of Buckeye TEL. Depreciation expense of our broadcasting operations increased $202,000, primarily due to additional expenditures to convert the stations to digital format. Other communications depreciation increased $135,000. These increases were partially offset by a decrease in publishing depreciation and amortization of $126,000.
Adjusted EBITDA
     Adjusted EBITDA decreased $869,000, or 7.4%, as compared to the third quarter of 2004. A reconciliation of adjusted EBITDA to net loss is provided above. Adjusted EBITDA as a percentage of revenue for the quarter ended September 30, 2005 decreased to 10.1% from 11.0% for the three months ended September 30, 2004. The decrease in adjusted EBITDA as a percentage of revenue was primarily due to the decrease in advertising revenue and the increase in operating expenses for all segments, partially offset by the continued rollout of high margin advanced cable products and the increase in cable service charges . Net loss as a percentage of revenue was 8.3% for the quarter ended September 30, 2005, as compared to 8.9% for the quarter ended September 30, 2004. This is primarily due to the favorable variance on the change in fair value of interest rate swaps discussed above.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Revenues
     Total revenues for the nine-month period ended September 30, 2005 were $322.4 million, an increase of $741,000, or 0.2%, as compared to the same period of the prior year. This increase was attributable to growth in cable and other communications revenue, partially offset by declines in publishing and broadcasting.
     Cable Television. Cable revenue was $95.1 million, an increase of $5.0 million, or 5.6%, as compared to the same period of 2004. The increase in cable revenue was principally the result of an increase of $5.17, to $72.59, in the average monthly revenue per basic subscriber, based on the average number of subscribers throughout the period. An increase in the monthly basic cable service charge and continued rollout of new services drove the increase in average monthly revenue per subscriber. Average monthly high-speed data revenue per customer of $40.46 decreased $3.16, as compared to the first nine months of 2004. The decrease in high-speed data average revenues resulted from growth in the lower-speed, lower-priced tier due to a promotion bundling this service with video service and our new residential phone service For the nine months ended September 30, 2005, average monthly digital revenue per home of $18.15 increased $3.44 as compared to the same period of the prior year. The increase in average digital revenue per home resulted from an increase in the monthly digital cable service charge, increases in VOD purchases due to greater market awareness, and a greater number of high-definition converters and DVR converters deployed during the current period, partially offset by packaging discounts and promotional offers. Buckeye TEL, our residential telephone service, was launched during the first quarter of 2005. As of September 30, 2005, our residential telephone service provided $682,000 of additional cable revenue.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Revenue generating units increased in the digital and high-speed data categories during the nine months ended September 30, 2005. Net high-speed data additions totaled 10,685 for the period, resulting in 48,387 high-speed data customers. Net digital additions totaled 4,240 for the period, resulting in 54,965 digital homes as of September 30, 2005. Basic subscribers at the end of the period totaled 144,910, a decrease of 1,041 basic subscribers in the nine months ended September 30, 2005 due to an increase in the number of disconnects resulting from economic conditions, and increasing competition in our markets.
     Newspaper Publishing. Publishing revenue was $184.6 million, a decrease of $3.2 million, or 1.7%, as compared to the same period of 2004. The decrease consisted of a $2.2 million, or 1.5%, decrease in advertising revenue due primarily to a decrease in national advertising of $4.4 million, or 19.3%, partially offset by growth in retail, classified, and internet advertising of $410,000, or 0.6%, $340,000, or 0.6%, and $960,000, or 40.6%, respectively. The favorable variance in classified advertising is solely attributable to our Pittsburgh market, with the Toledo Blade reporting a decline of $204,000 in classified advertising. Both markets recognized equivalent decreases in national advertising. Other advertising revenue increased $488,000, primarily due to fluctuations in trade. For the first nine months of 2005, circulation revenue decreased $1.5 million, or 4.1%, due to a decrease in both daily and Sunday circulation compounded by declining average earned rates per copy. Other revenue, which includes third party and total market delivery, increased $526,000 compared to the nine months ended September 30, 2004, due to $603,000 in sales of commemorative Pittsburgh Steelers medallions for the 2005-2006 football season.
     Television Broadcasting. Broadcasting revenue was $27.3 million, a decrease of $1.2 million, or 4.3%, as compared to the nine months ended September 30, 2004. The decrease in broadcasting revenue was due to decreases in national and political advertising of $733,000, or 7.4%, and $1.3 million, or 96.3%, respectively, partially offset by an increase in combined local and regional revenue of $386,000, or 1.8%, and a decrease in agency commissions of $217,000, or 4.2%. Other income increased $181,000 as compared to the first nine months of 2004 primarily due to satellite retransmission fees recognized during the first half of 2005.
     Other Communications. Other communications revenue was $15.3 million, an increase of $137,000, or 0.9%, as compared to same period of the prior year. Telecom revenue for the first nine months of 2005 was $13.2 million, a decrease of $125,000, due primarily to decreases in carrier access billings, long-distance revenue, and reciprocal compensation of $256,000, $294,000, and $64,000, respectively. These decreases were partially offset by an increase in competitive access and local exchange/switched service revenue of $508,000, due to the net addition of 149 commercial telecom customers, representing an 18.6% increase in the customer base during the nine months ended September 30, 2005. Revenue from the home security business grew $142,000, or 7.8%, due primarily to an increase in system sales as compared to the same period of 2004. Metro Fiber & Cable Construction Inc., which typically performs services solely for our cable companies, had external sales during the first nine months of 2005 totaling $119,000.
Operating Expenses
     Operating expenses for the first nine months were $326.5 million, an increase of $5.3 million, or 1.7%, as compared to the first nine months of 2004. The increase in operating expense was attributable to increased expenses in all operating segments, partially offset by decreased corporate general and administrative expenses.
     Cable Television. Cable cost of revenue was $69.1 million, an increase of $4.6 million, or 7.1%, as compared to the same period of the prior year. The increase was primarily due to a $2.0 million increase in depreciation expense due to the capital expenditures associated with the continued rollout of advanced services. Also reflected is a $657,000, or 2.8%, increase in basic programming expenses, a $331,000, or 15.7%, increase in cable modem associated expenses, and a $762,000, or 39.2%, increase in programming expenses for the digital tier. Also, VOD expense increased $295,000 due to increases in VOD purchases. These increases were partially offset by decreases in pay and pay-per-view programming expense of $490,000, or 13.9%. Programming and advertising sales expense related to our WB affiliate increased $472,000. Technical expenses increased $529,000 primarily due to the launch of our residential telephone service during the first quarter of 2005. Basic cable programming expenses increased due to price increases from programming suppliers and a slight increase in production expenses related to Buckeye Cable Sports Network. Cable modem expenses increased as a result of additional customer service representatives and network and product improvements implemented in response to subscriber growth. Programming expense for the digital tier increased due to increases in digital carriage fees and an increase in the number of digital subscribers as compared to the same period of the prior year.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Selling, general & administrative expense was $19.6 million, an increase of $283,000, or 1.5%. General and administrative expenses decreased $372,000, or 2.6%, due to a decrease in the recorded loss on disposal of assets of $915,000 and additional savings in personal property tax resulting from a change in the Ohio tax law. These savings were partially offset by additional administrative expenses due to the launch of residential telephone service totaling $552,000, and an increase of $382,000 in bad debt expense. Combined marketing and advertising expense increased $268,000, or 11.4%, and management information systems expense increased $77,000, or 9.4%, due to the launch of residential telephone service during the first quarter of 2005. Furthermore, customer service expense related to the residential telephony product increased $240,000.
     Newspaper Publishing. Publishing cost of revenue was $140.1 million, an increase of $2.5 million, or 1.8%, as compared to the nine months ended September 30, 2004. The increase was partially due to a $653,000, or 2.7%, increase in the cost of newsprint and ink, resulting from a weighted-average price per ton increase of $48.58, or 9.4%, partially offset by a 6.3% decrease in consumption from the same period of the prior year. Cost of revenue further increased due to increases in editorial, circulation, and advertising sales expense of $212,000, $967,000, and $663,000, respectively. Also reflected is an increase of $515,000 in depreciation and amortization expense and $502,000 in product cost for the sale of commemorative Pittsburgh Steelers medallions for the 2005-2006 football season. These were partially offset by a reduction in production expense of $1.0 million, primarily due to cost savings resulting from the Post-Gazette’s plant improvement project. Circulation expenses increased due to improved customer service, increased solicitation expense, and a general focus on reducing churn through improving the quality of subscription orders and increased reselling efforts. Depreciation expense increased due to the capital improvement projects at the Post-Gazette.
     Selling, general and administrative expense was $55.0 million, a decrease of $1.0 million, or 1.9%, primarily due to decreases in the Post-Gazette’s workers’ compensation costs of $4.5 million, as compared to the first nine months of 2004. This savings was offset by increases in the Post-Gazette’s other post-employment benefits, medical costs, administrative payroll and other benefit costs, and third party telemarketing and bank service charges of $1.2 million, $638,000, $1.4 million, and $241,000, respectively. The increase in the Post-Gazette’s administrative payroll reflects union concessions recognized during 2004, which are not applicable to 2005, and additional severance. Workers’ compensation expense decreased as compared to the same period of the prior year due to improvements in overall claim management and a decrease in the average dollar value associated with outstanding claims. The Blade’s general and administrative costs, inclusive of employee benefits, increased primarily due to increases in union pension and welfare benefits of $542,000, partially offset by savings in workers’ compensation and payroll taxes of $211,000 and $138,000, respectively. Year to date, the Blade has recognized $1.0 million in net periodic non-pension post-retirement benefit expense for retiree medical benefits. Due to a plan amendment subsequent to September 30, 2005 affecting certain non-union employees, the Blade will likely recognize a curtailment gain in the fourth quarter of 2005 and a significant reduction in net periodic non-pension post-retirement benefit expense for 2006. The impact of this amendment has not yet been valued, however we estimate that the reduction in our annual net periodic non-pension post-retirement benefit expense will be in excess of $1.0 million.
     Television Broadcasting. Broadcasting cost of revenue was $16.7 million, a decrease of $83,000, or 0.5%, from the same period of the prior year, primarily due to decreases in programming, production, and broadcasting film amortization expense of $152,000, $123,000, and $193,000, respectively. Operating expenses associated with our UPN affiliate decreased $84,000. These decreases were partially offset by increases in engineering, news department and depreciation expense of $189,000, $196,000, and $82,000, respectively, as compared to the nine months ended September 30, 2004.
     Selling, general and administrative expense was $10.0 million, an increase of $176,000, or 1.8%, due to a $75,000, or 1.3%, increase in general administrative expenses combined with a $101,000, or 3.1% increase in selling and promotional expenses.
     Other Communications. Other communications cost of revenue was $7.3 million, an increase of $198,000, or 2.8%, from the same period of 2004. Telecom cost of revenue increased $172,000, or 3.0%, due primarily to increases in depreciation, internet, and information systems expenses of $343,000, $60,000, and 94,000, respectively. These increases were partially offset by decrease in long-distance expense of $231,000 and a $94,000 decrease in technical and network operation center expenses. Home security alarm system sales and monitoring cost of revenue decreased $109,000 due to a write-down of inventory in the prior year. Metro Fiber & Cable Construction Inc., which typically performs services solely for our cable companies, incurred external expenses during the nine months ending September 30, 2005 totaling $135,000.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Selling, general and administrative expense was $6.3 million, an increase of $162,000, or 2.7%. Telecom selling, general and administrative expense increased $121,000, or 2.3%, primarily due to an additional Universal Service Fund surcharge generated by the reversal of a previously granted credit, partially offset by a favorable variance in bad debt expense. Selling, general and administrative expenses for our residential security business increased $42,000, or 4.2%, primarily due to increases in sales expense of $35,000.
Operating Loss
     Operating loss increased $4.6 million, to $4.1 million, as compared to operating income of $497,000 for the nine months ended September 30, 2004.
     Cable operating income increased $141,000, or 2.2%, due to revenue growth generated from rate increases and rollout of new services, partially offset by increases in programming expenses, technical and administrative expenses related to the launch of residential telephone service, and expenses associated with the continued growth in cable modems and digital products, including VOD, and increased depreciation.
     Publishing operating loss increased $4.6 million, or 78.9%, primarily due to continued decreases in advertising and circulation revenues. The increase in operating loss is also attributable to increased newsprint and certain departmental expenses.
     Broadcasting operating income decreased $1.3 million, or 66.6%, due to decreases in advertising revenue, primarily national and political advertising.
     Other communications operating income decreased $224,000, or 11.6%, due to a revenue decline in telecom operations and increased operating expenses, partially offset by revenue growth in our home security business.
     Operating loss attributable to corporate expenses decreased $1.4 million, or 36.7%, due to overall decreases in employee costs and legal and professional fees of $131,000 and $302,000 and a decrease in amortization expense of $152,000 due to the expiration of various non-compete agreements and general cost controls. Legal and professional fees decreased due to the difference in fees paid for an amendment to our senior credit facilities during the first half of 2005 as compared to amendment fees paid during the same period of the prior year. Other departmental expenses reported favorable variances due to general cost controls. Additionally, during the second quarter of 2005, we recognized an increase of $691,000 in the cash surrender value of company owned life insurance policies insuring the life of William Block, Sr., a significant shareholder who died in June 2005.
Non-operating Income or Expense
     Our non-operating income and expense consist of interest expense, investment income, change in fair value of interest rate swaps, and any non-recurring items that are not directly related to our primary operations. Net non-operating expense increased $767,000, or 7.0%, as compared to the nine months ended September 30, 2004. Interest expense increased $3.4 million, or 23.5%, due primarily to an increase in the effective interest rate. The income attributable to the change in the fair value of our non-hedge interest rate swaps decreased $1.1 million as compared to 2004 due to the specific swaps in effect during the two periods and changes in the interest rate environment. Investment income increased $895,000 due to $734,000 of interest income recorded relating to a federal income tax receivable. This amount has been recognized based on the progressing status of the Internal Revenue Service audit of the 2001 tax year and the related refund claim. As mentioned in the notes to the financial statements, due to the death of William Block Sr., we recognized income of $2.9 million, which represents the additional amount of death benefit in excess of the cash surrender value of the policies at the time of death.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net Loss
     For the nine months ended September 30, 2005, the company reported a net loss of $15.7 million, compared to a net loss of $10.8 million reported for the same period of the prior year. This increase in net loss is primarily due to an increase in operating loss of $4.6 million, combined with a $3.4 million increase in interest expense and a $1.1 unfavorable variance on the change in fair value of interest-rate swaps. These losses were partially offset by the increase in investment income of $895,000 and $2.9 million of income related to the net death benefit discussed above. The provision for income taxes was $85,000 for the nine months ended September 30, 2005 compared to a provision for income taxes of $410,000 for the same period of the previous year due to changing levels of income in our state and local taxing jurisdictions.
Depreciation and Amortization
     Depreciation and amortization increased $2.8 million, or 7.3%, as compared to the same period of the prior year. The increase was due to an increase in cable operations depreciation expense of $2.0 million due to capital expenditures related to the continued rollout of advanced services. Publishing operations depreciation expense increased $746,000 resulting from the capital improvement projects primarily at the Post-Gazette. Depreciation expense of our other communications operations increased $386,000, primarily due to telecom capital expenditures. Broadcasting depreciation expense increased $82,000 from the same period of the prior year. These increases were partially offset by a decrease in amortization expense, including a decrease of $152,000 at the parent company due to the expiration of certain non-compete agreements and a decrease of $231,000 at the Post-Gazette, as certain intangibles became fully amortized.
Adjusted EBITDA
     Adjusted EBITDA decreased $2.0 million, or 4.8%, as compared to the nine months ended September 30, 2004. A reconciliation of adjusted EBITDA to net loss is provided above. Adjusted EBITDA as a percentage of revenue decreased to 12.3% in the nine months ended September 30, 2005, from 12.9% in the same period of the prior year. The decrease in adjusted EBITDA as a percentage of revenue was primarily due to the decrease in advertising generated revenue, and increased operating expenses in all operating segments, partially offset by the continued rollout of high margin advanced cable products, the increase in cable service charges and the decrease in corporate general and administrative expenses . Net loss as a percentage of revenue was 4.9% for the nine months ended September 30, 2005, as compared to net loss as a percentage of revenue at September 30, 2004 of 3.3%. This is primarily due to the increase in operating loss for the nine months ended September 30, 2005 as compared to the prior year and increased interest expense, partially offset by the gain recorded on the life insurance of William Block, Sr., as discussed above.
Liquidity and Capital Resources
     Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our senior credit facilities. The need for liquidity arises primarily from capital expenditures and interest payable on the senior subordinated notes and the senior credit facility.
     Net cash provided by operating activities was $23.1 million and $36.9 million for the nine months ended September 30, 2005 and September 30, 2004, respectively. The net cash provided by operating activities is determined by adding back depreciation and amortization, and adjusting for other non-cash items. Net cash provided by operating activities for the nine months ended September 30, 2005 reflects the above discussed increase in net loss as compared to the prior year as well as other changes to working capital, such as an increase in publishing newsprint inventory to rebuild abnormally low balances at the end of 2004 and a decrease in the workers’ compensation liability at the Post-Gazette due to improvements in claim management and a decrease in the average dollar value associated with outstanding claims. Cash used in investing activities was $6.6 million and $35.2 million for the nine months ended September 30, 2005 and September 30, 2004, respectively. The decrease in 2005 investing activities reflects life insurance proceeds received of $21.2 million due to the death of William Block, Sr. and the decrease in capital expenditures discussed below.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facility. We made capital expenditures of $26.8 million and $36.5 million, including capital leases, for the nine months ended September 30, 2005 and 2004, respectively. Capital expenditures in 2005 were used primarily for the continued rollout of advanced cable services, the final stages of the Pittsburgh Post-Gazette facility upgrade, and expenditures necessary for full digital conversions of our broadcasting stations. Capital expenditures in 2004 were used primarily in the rebuild of the Erie County portion of our cable system, the Pittsburgh Post-Gazette facility upgrade, and the maintenance of other operating assets. We expect to make capital expenditures of $10.1 million in the last quarter of 2005. These include the continued rollout of advanced cable services and various other improvements to our operations.
     Cash used in financing activities for the nine months ended September 30, 2005 was $12.4 million compared to $6.6 million for the same period of the prior year. The financing activities in the first nine months of 2005 include a $10.0 million voluntary principal payment under our senior term loan, as compared to a $5.0 million prepayment during the same period of the prior year. At September 30, 2005, the balances outstanding and available under our senior credit facilities and subordinated notes were $248.5 million and $63.2 million, respectively, and the average interest rate on the balance outstanding was 8.73%. At September 30, 2005, our covenants on our senior credit facilities would allow additional borrowing of $47.5 million based on our twelve month trailing EBITDA of $62.5 million. At September 30, 2004, the balances outstanding and available under our senior credit facility and senior notes were $259.5 million and $70.9 million, respectively, and the average interest rate on the balance outstanding was 6.95%. The increase in the effective interest rate, partially offset by the decrease in the amount outstanding, generated an overall increase in interest expense of $3.4 million, or 23.5%.
     Notwithstanding our substantial debt, we believe that funds generated from operations and the borrowing availability under our senior credit facilities will be sufficient to finance our current operations, our cash obligations in connection with planned capital expenditures, and our financial obligations for the next twelve months. However, absent a rebound in advertising revenues or progress in labor negotiations in the publishing segment, the Company will likely not be able to maintain in 2006 compliance with the financial covenants in our senior debt agreement. Non-compliance with any of these covenants could have a significant impact on our liquidity. We would be required to either amend our existing senior debt agreement or refinance all or a portion of our senior credit facilities. The actual impact of non-compliance can not be predicted with certainty, as it would be dependent upon our financial condition as well as the condition of financial markets at that time. We are currently negotiating a refinancing of our senior and subordinated debt.
Quantitative and Qualitative Disclosure About Market Risk
     Our senior credit facilities bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we have entered into interest-rate swaps. As of September 30, 2005, our interest rate swap agreements expire in varying amounts through January 2009.
     The fair value of $73.5 million of our long-term debt approximates its carrying value as it bears interest at floating rates. As of September 30, 2005, the estimated fair value of our interest rate swap agreements was a liability of $1.5 million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. This is reflected in our financial statements as other long-term obligations. Changes in the fair value of derivative financial instruments are recognized either in income or as an adjustment to the carrying value of the underlying debt depending on whether the derivative financial instruments qualify for hedge accounting. At September 30, 2005, we had $175.0 million outstanding on our 9 1/4% senior subordinated notes, with a carrying value of $176.2 million, as adjusted for terminated fair value hedges.
     As of September 30, 2005, we had entered into variable-to-fixed interest-rate swaps consisting of $135.0 million relating to our revolving credit and term loan agreements. In addition, we had entered into interest rate swap agreements that have the economic effect of substantially offsetting $85.0 million. During the first quarter of 2005, we terminated several swap contracts related to the $175 million in senior subordinated notes and received a cash payment of $1.5 million. The terminated swaps include two contracts that had previously been accounted for as fair value hedges. In accordance with the guidance of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the adjustments to the fair value of the hedge were recorded with an offset to the fair value of the underlying debt. Upon termination of these contracts, the remaining fair value adjustment of the subordinated notes will be amortized as interest expense using the effective interest rate method over the remaining life of the notes. In the event of an increase in market interest rates, the change in interest expense would be dependent upon the weighted average outstanding borrowings and derivative instruments in effect during the reporting period following the increase. Based on our outstanding borrowings and interest rate swap agreements as of September 30, 2005, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our interest expense for the following twelve month period by approximately $735,000.

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
     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BLOCK COMMUNICATIONS, INC.
(Registrant)

Date: November 9, 2005	By:	/s/ Allan Block

Allan Block
Chairman

Date: November 9, 2005	By:	/s/ Gary J. Blair

Gary J. Blair
Executive Vice President / Chief Financial Officer